Form 10-Q
period 2026-03-31
Chemours Co
filed 2026-05-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 150,377,709 shares of common stock, $0.01 par value, outstanding at May 1, 2026.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,381	$1,368
Cost of goods sold	1,169	1,132
Gross profit	212	236
Selling, general, and administrative expense	147	123
Research and development expense	26	27
Restructuring, asset-related, and other charges	13	33
Total other operating expenses	186	183
Equity in earnings of affiliates	8	8
Interest expense, net	(69)	(66)
Loss on extinguishment of debt	(9)	—
Other income, net	22	5
Loss before income taxes	(22)	—
Provision for income taxes	7	5
Net loss	(29)	(5)
Net loss attributable to Chemours	$(29)	$(5)
Per share data
Basic (loss) earnings per share of common stock	$(0.19)	$(0.03)
Diluted (loss) earnings per share of common stock	(0.19)	(0.03)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income	$(22)	$(7)	$(29)	$—	$(5)	$(5)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$27	$(9)	18	$(26)	$7	(19)
Unrealized gain (loss) on cash flow hedge	5	(1)	4	(5)	1	(4)
Reclassifications to net income - cash flow hedge	4	(1)	3	(2)	—	(2)
Hedging activities, net	36	(11)	25	(33)	8	(25)
Cumulative translation adjustment	(26)	—	(26)	59	—	59
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net loss	—	—	—	—	—	—
Effect of foreign exchange rates	1	—	1	(2)	—	(2)
Reclassifications to net income:
Amortization of actuarial loss	—	—	—	1	—	1
Settlement gain	—	—	—	—	—	—
Defined benefit plans, net	$1	$—	1	$(1)	$—	(1)
Other comprehensive income			—			33
Comprehensive (loss) income			(29)			28
Comprehensive (loss) income attributable to Chemours			$(29)			$28

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$563	$670
Restricted cash and restricted cash equivalents	—	2
Accounts and notes receivable, net	759	679
Inventories	1,536	1,569
Prepaid expenses and other	69	80
Assets held for sale	1	1
Total current assets	2,928	3,001
Property, plant, and equipment	9,925	9,920
Less: Accumulated depreciation	(6,885)	(6,842)
Property, plant, and equipment, net	3,040	3,078
Operating lease right-of-use assets	274	271
Goodwill	46	46
Other intangible assets, net	2	2
Investments in affiliates	166	160
Assets held for sale, non-current	21	21
Restricted cash and restricted cash equivalents	52	52
Other assets	738	751
Total assets	$7,267	$7,382
Liabilities
Current liabilities:
Accounts payable	$891	$954
Compensation and other employee-related cost	122	96
Short-term and current maturities of long-term debt	37	42
Current environmental remediation	97	88
Other accrued liabilities	462	506
Total current liabilities	1,609	1,686
Long-term debt, net	4,100	4,099
Operating lease liabilities	192	191
Long-term environmental remediation	520	530
Deferred income taxes	40	37
Other liabilities	590	588
Total liabilities	7,051	7,131
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 199,180,562 shares issued and 150,355,228 shares outstanding at March 31, 2026; 198,720,786 shares issued and 149,893,993 shares outstanding at December 31, 2025)	2	2
Treasury stock, at cost (48,825,334 shares at March 31, 2026 and 48,826,793 at December 31, 2025)	(1,802)	(1,802)
Additional paid-in capital	1,081	1,074
Retained earnings	1,178	1,220
Accumulated other comprehensive loss	(244)	(244)
Total Chemours stockholders’ equity	215	250
Non-controlling interests	1	1
Total equity	216	251
Total liabilities and equity	$7,267	$7,382

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2025	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,685	$(367)	$1	$572
Common stock issued - compensation plans	127,233	—	(1,405)	—	1	(1)	—	—	—
Exercise of stock options, net	10,952	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(5)	—	—	(5)
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(37)	—	—	(37)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	33	—	33
Balance at March 31, 2025	198,438,218	$2	48,870,197	$(1,804)	$1,060	$1,642	$(334)	$1	$567

Balance at January 1, 2026	198,720,786	$2	48,826,793	$(1,802)	$1,074	$1,220	$(244)	$1	$251
Common stock issued - compensation plans	205,828	—	(1,459)	—	—	—	—	—	—
Exercise of stock options, net	253,948	—	—	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	—	—	(29)	—	—	(29)
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	199,180,562	$2	48,825,334	$(1,802)	$1,081	$1,178	$(244)	$1	$216

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(29)	$(5)
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	79	88
Loss (gain) on sales of assets and businesses	—	(1)
Equity in earnings of affiliates, net	(6)	(7)
Loss on extinguishment of debt	9	—
Amortization of debt issuance costs and issue discounts	3	3
Deferred tax benefit	(11)	(14)
Asset-related charges	1	1
Stock-based compensation expense	7	5
Net periodic pension cost (income)	—	—
Defined benefit plan contributions	(1)	(4)
Other operating charges and credits, net	(14)	37
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(77)	(111)
Inventories and other current operating assets	32	(51)
Other non-current operating assets	17	48
(Decrease) increase in operating liabilities:
Accounts payable	(58)	(105)
Other current operating liabilities	12	(5)
Other non-current operating liabilities	(8)	9
Cash used for operating activities	(44)	(112)
Cash flows from investing activities
Purchases of property, plant, and equipment	(49)	(84)
Proceeds from life insurance policies	1	—
Proceeds from sales of assets and businesses	7	—
Foreign exchange contract settlements, net	(3)	(2)
Cash used for investing activities	(44)	(86)
Cash flows from financing activities
Proceeds from issuance of debt	700	—
Debt repayments	(689)	(8)
Payments on finance leases	(3)	(3)
Payments of debt issuance cost	(10)	—
Proceeds from supplier financing program	16	27
Payments to supplier financing program	(14)	(35)
Proceeds from exercised stock options, net	2	—
Payments related to tax withholdings on vested stock awards	(2)	(1)
Payments of dividends to the Company's common shareholders	(13)	(37)
Debt extinguishment payments	(6)	—
Cash used for financing activities	(19)	(57)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(2)	6
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(109)	(249)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	724	763
Cash, cash equivalents, restricted cash and restricted cash equivalents at March 31,	$615	$514

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$27	$26

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

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Revision of Previously Issued Consolidated Financial Statements and Interim Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2025, during the financial close process for the fourth quarter of 2025, the Company identified immaterial errors related primarily to the timing of income tax expense recognition, including deferred tax valuation allowances. These errors impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through September 30, 2025. The Company assessed the materiality of these errors, as well as all other previously identified immaterial errors which impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through September 30, 2025. The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with ASC 250. Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements. However, these immaterial errors were revised in connection with, and as part of, the Company's year-end December 31, 2025 previously disclosed revisions of prior period financial statements, described in the Company's Form 10-K for the year ended December 31, 2025.

The following tables present the impact of these revisions for each of the applicable periods and impacted financial statements presented in this quarterly report on Form 10-Q. The Company has also revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.

Revised Consolidated Statements of Operations

	Three months ended March 31, 2025
	As reported	Adjustments	As revised
Provision for (benefit from) income taxes	$4	$1	$5
Net (loss) income	$(4)	$(1)	$(5)
Net (loss) income attributable to Chemours	$(4)	$(1)	$(5)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Comprehensive (Loss) Income

	Three months ended March 31, 2025
	As reported	Adjustments	As revised
Net loss	$(4)	$(1)	$(5)
Unrealized (loss) gain on net investment hedge (Pre-Tax)	$(31)	$5	$(26)
Unrealized (loss) gain on net investment hedge (Tax)	$8	$(1)	$7
Unrealized (loss) gain on net investment hedge (After-Tax)	$(23)	$4	$(19)
Hedging activities, net (Pre-Tax)	$(38)	$5	$(33)
Hedging activities, net (Tax)	$9	$(1)	$8
Hedging activities, net (After-Tax)	$(29)	$4	$(25)
Other Comprehensive income (loss)	$29	$4	$33
Comprehensive income	$25	$3	$28
Comprehensive income attributable to Chemours	$25	$3	$28

Revised Consolidated Statements of Stockholders' Equity

	Three months ended March 31, 2025
	As reported	Adjustments	As revised
Retained earnings at 1/1/2025	$1,701	$(16)	$1,685
Total Equity 1/1/2025	$588	$(16)	$572
Net loss	$(4)	$(1)	$(5)
Other Comprehensive Income	$29	$4	$33
Accumulated Other Comprehensive Income at 3/31/2025	$(338)	$4	$(334)
Retained earnings at 3/31/2025	$1,659	$(17)	$1,642
Total Equity 3/31/2025	$580	$(13)	$567

Revised Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2025
	As reported	Adjustments	As revised
Net loss	$(4)	$(1)	$(5)
Cash flows from operating activities:
Deferred tax (benefit) provision	$(15)	$1	$(14)
Cash provided by (used for) operating activities	(112)	—	(112)

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of May 2027, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At March 31, 2026, the Company has $563 of unrestricted cash and cash equivalents, of which $357 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2026. The Company has $1,609 of current liabilities as of March 31, 2026. The Company also has $953 of availability under its revolving credit facility at March 31, 2026. The Company’s revolving commitments are comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. See "Note 15 - Debt" to these Interim Consolidated Financial Statements for further details.

Note 2. Recent Accounting Pronouncements

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

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$326	$233
Titanium Technologies	235	267
Advanced Performance Materials	95	111
Other Non-Reportable Segment	7	8
Total North America	663	619
Asia Pacific:
Thermal & Specialized Solutions	71	53
Titanium Technologies	77	105
Advanced Performance Materials	89	115
Other Non-Reportable Segment	2	2
Total Asia Pacific	239	275
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	97	98
Titanium Technologies	151	142
Advanced Performance Materials	52	56
Other Non-Reportable Segment	2	1
Total Europe, the Middle East, and Africa	302	297
Latin America (2):
Thermal & Specialized Solutions	74	82
Titanium Technologies	96	83
Advanced Performance Materials	7	12
Other Non-Reportable Segment	—	—
Total Latin America	177	177
Total net sales	$1,381	$1,368
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net sales by product group and segment
OpteonTM refrigerants	$313	$279
FreonTM refrigerants	162	97
Foam, propellants, and other	93	90
Total Thermal & Specialized Solutions	568	466
Titanium dioxide	541	575
Minerals & Other	18	22
Total Titanium Technologies	559	597
Advanced materials	143	178
Performance solutions	100	116
Total Advanced Performance Materials	243	294
Performance chemicals and intermediates	11	11
Total Other Non-Reportable Segment	11	11
Total net sales	$1,381	$1,368

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Contract assets:
Accounts receivable - trade, net (Note 8)	$645	$562
Contract liabilities:
Deferred revenue	$12	$5
Customer rebates (Note 14)	38	75

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2026 and 2025 were not significant. For the three months ended March 31, 2026 and 2025, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2026 and December 31, 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2026, Chemours had $149 of remaining performance obligations. The Company expects to recognize approximately 49% of its remaining performance obligations as revenue in 2026, approximately 39% as revenue in 2027, and approximately 12% as revenue in 2028. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2026 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three months ended March 31, 2026 and 2025.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended March 31, 2026
Employee separation charges:
2026 Restructuring Program	$1	$5	$1	$—	$2	$9
Total employee separation charges	1	5	1	—	2	9
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	3	—	—	3
Total decommissioning and other charges	—	—	3	—	—	3
Total restructuring and other charges	1	5	4	—	2	12
Asset-related charges:
SPS CapstoneTM Exit	—	—	1	—	—	1
Total asset-related charges	—	—	1	—	—	1
Total restructuring, asset-related, and other charges	$1	$5	$5	$—	$2	$13

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended March 31, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$13	$—	$—	$13
Total employee separation charges	—	—	13	—	—	13
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	2	—	—	2
2024 Restructuring Program	—	—	1	—	—	1
Titanium Technologies Transformation Plan	—	5	—	—	—	5
Total decommissioning and other charges	—	5	3	—	—	8
Total restructuring and other charges	—	5	16	—	—	21
Asset-related charges:
SPS CapstoneTM Exit	—	—	12	—	—	12
Total asset-related charges	—	—	12	—	—	12
Total restructuring, asset-related, and other charges	$—	$5	$28	$—	$—	$33

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2026 Restructuring Program

In the first quarter of 2026, as part of our Pathway to Thrive Strategy, management initiated certain company-wide restructuring activities to support our overall cost efforts, capture operational and commercial synergies, and promote improved cash generation. As a result, during the three months ended March 31, 2026, the Company recorded charges of $9 related to the 2026 Restructuring Program, consisting of employee separation charges of $9. The associated severance payments began in the first quarter of 2026 and are expected to be substantially completed by the second half of 2026.

Surface Protection Solutions ("SPS") CapstoneTM Exit

In January 2025, management approved a restructuring plan within the Advanced Performance Materials business to exit its SPS CapstoneTM business and begin the shutdown process for the underlying manufacturing asset across the Washington Works and Chambers Works sites, as well as the Villers St. Paul site pending local regulatory approval. This action was taken due to regulatory changes and uncertainty that have caused reduced demand and market deselection of telomer-based chemistries, making SPS economically unfavorable going forward.

As a result, during the three months ended March 31, 2026, the Company recorded restructuring, asset-related and other charges of $4, consisting of non-cash asset-related charges of $1 and decommissioning and other charges of $3. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed by the third quarter of 2026. The Company also expects to incur decommissioning and other charges of up to $4 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

2024 Restructuring Program

In the third quarter of 2024, management initiated certain transformation initiatives principally within the Advanced Performance Materials business and certain Corporate functions to capture operational and commercial synergies and cost optimization. As part of these efforts, during the third quarter of 2024, the Company initiated additional cost savings programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. From inception through March 31, 2026, the cumulative amount incurred for the Company's 2024 Restructuring Program amounted to $51, consisting of non-cash asset-related charges of $27, employee separation charges of $19 and other charges of $5. The associated severance payments began in the third quarter of 2024 and were substantially completed in the first quarter of 2026. The Company also expects to incur decommissioning and other charges of approximately $2 through 2026 which will be recognized as period costs as incurred.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling began thereafter. Dismantling and removal activities were completed in the first quarter of 2025. The related severance payments were substantially completed in the first quarter of 2025. From inception through March 31, 2026, the cumulative amount incurred for the Company's Titanium Technologies Transformation Plan amounted to $142, consisting of asset-related impairments of $78, employee separation costs of $20, contract termination costs of $14 and decommissioning and other charges of $30.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2026.

	2026 Restructuring Program	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	Total
Balance at December 31, 2025	$—		$1	$—	$1
Charges to income	9	—	—	—	9
Payments	(4)	—	(1)	—	(5)
Balance at March 31, 2026	$5	$—	$—	$—	$5

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at March 31, 2026 and December 31, 2025.

Note 5. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Leasing, contract services, and miscellaneous income (1)	$17	$3
Royalty income (2)	2	2
Gain on sales of assets and businesses, net	—	1
Exchange gains (losses), net (3)	1	(3)
Non-operating pension and other post-retirement employee benefit income (4)	2	2
Total other income, net	$22	$5
(1)
For the three months ended March 31, 2026, leasing, contract services and miscellaneous income includes $13 related to the licensing of certain intellectual property and sale of related assets associated with Zelan™ repellents, which is part of the Advanced Performance Materials business.
(2)
Royalty income is primarily from technology licensing.
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Income Taxes

For the three months ended March 31, 2026 and 2025, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes.

	Three Months Ended March 31,
	2026	2025
Income / (Loss) before provision for income taxes	$(22)	$—
Provision for Income Taxes	7	5

We recognized a provision for income taxes of $7 and $5 for the three months ended March 31, 2026 and 2025, respectively. While the effective tax rate for the three months ended March 31, 2025 was not meaningful, the effective tax rate for the three months ended March 31, 2026 was (32)%.

There was a $2 increase in our provision for income taxes for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025; however, our provision for income taxes for the three months ended March 31, 2026 was primarily impacted by our geographic mix of earnings, profit in inventory, a continued build in US federal, state, and foreign valuation allowances, as well as certain legal accruals deemed non-deductible for tax purposes. These were offset by a foreign derived deduction eligible income tax benefit. Our provision for the three months ended March 31, 2025 was primarily impacted by mix of earnings, a build in valuation allowance against certain state net operating losses and deferred tax assets, and profit in inventory.

The Company continues to record any changes and impacts of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) in the quarter, which was overall not material to the Company’s effective tax rate.

As of March 31, 2026, the Company continues to record valuation allowances against certain deferred tax assets in various jurisdictions. A valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. This determination is assessed quarterly based on historical operating results, as well as projections of taxable income, which may be subject to change in the future. Current year changes to the Company’s valuation allowances are reflected in tax expense recorded for the three months ended March 31, 2026 and 2025, respectively.

The Company accrues interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

One or more of our legal entities file income tax returns in the U.S. and in certain foreign jurisdictions. Our income tax returns may be examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues such as the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations and relevant facts. In the U.S., the statute of limitations remains open beginning with tax year 2017. We are currently under U.S. federal audit for tax year 2017-2021.

On July 4, 2025, the U.S. government enacted the Tax Act, which includes significant changes to various tax provisions previously enacted by the TCJA. The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. We have reflected the impacts of provisions with 2026 effective dates into our provision for income taxes for the three months ended March 31, 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Chemours	$(29)	$(5)
Denominator:
Weighted-average number of common shares outstanding - basic	150,767,077	149,918,386
Dilutive effect of the Company’s employee compensation plans (1)	—	—
Weighted-average number of common shares outstanding - diluted	150,767,077	149,918,386

Basic (loss) earnings per share of common stock (2)	$(0.19)	$(0.03)
Diluted (loss) earnings per share of common stock (1) (2)	(0.19)	(0.03)
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 819,728 and 491,194 potentially dilutive securities is excluded from the calculation for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Average number of stock options	2,367,331	2,800,240

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Accounts receivable - trade, net (1)	$645	$562
VAT, GST, and other taxes (2)	91	96
Other receivables (3)	23	21
Total accounts and notes receivable, net	$759	$679
(1)
Accounts receivable - trade, net includes trade notes receivable of $3 and $1 at March 31, 2026 and December 31, 2025, respectively, and is net of allowances for doubtful accounts of $2 at each of the dates. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 17 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for each of the three months ended March 31, 2026 and 2025.

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

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Finished products	$854	$875
Semi-finished products	276	259
Raw materials, stores, and supplies	774	803
Inventories before LIFO adjustment	1,904	1,937
Less: Adjustment of inventories to LIFO basis	(368)	(368)
Total inventories	$1,536	$1,569

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $958 and $911 (or 50% and 47%, respectively) of inventories before the LIFO adjustments at March 31, 2026 and December 31, 2025, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Equipment	$8,307	$8,314
Buildings	1,185	1,187
Construction-in-progress	333	319
Land	69	69
Mineral rights	31	31
Property, plant, and equipment	9,925	9,920
Less: Accumulated depreciation	(6,885)	(6,842)
Total property, plant, and equipment, net	$3,040	$3,078

Property, plant, and equipment, net included gross assets under finance leases of $87 and $101 at March 31, 2026 and December 31, 2025, respectively.

Depreciation expense amounted to $79 and $88 for the three months ended March 31, 2026 and 2025, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Republic of China, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. During the year ended December 31, 2025, following completion of dismantling and removal activities and remediation efforts, the Company sold certain parcels of land previously classified as held for sale and recorded a gain on sale of $7, which is reflected within "Other Income, Net" in the Consolidated Statements of Operations in the Annual Report on Form 10-K for the year ended December 31, 2025. At each of March 31, 2026 and December 31, 2025, $21 of land met the held for sale criteria and is classified as Assets held for sale on the Consolidated Balance Sheets. In January 2026, the Company entered into four separate Real Estate Sale and Purchase Agreements with four entities affiliated with each other, to sell the remaining ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360. Subsequent to the date of these financial statements, in April 2026, the Company completed the sale of nine of the ten parcels and received net cash proceeds locally of approximately $287. The net cash proceeds include approximately $300 of gross cash proceeds, less approximately $12 of transfer taxes and approximately $1 of transaction costs. The net cash proceeds received in April do not include future expected withholding taxes the Company would incur when it distributes cash out of the country. The Company expects to recognize a gain on sale of these nine parcels of approximately $265 in the second quarter of 2026. The sale of the tenth parcel of land is expected to be completed by the end of 2026, subject to the satisfaction of certain closing conditions set forth in the respective Purchase Agreement and local regulatory approval, including environmental conditions.  The purchase price for the tenth parcel of land is expected to be approximately $55.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $29 for each of the three months ended March 31, 2026 and 2025. Purchases from the Company’s equity method investees amounted to $63 and $65 for the three months ended March 31, 2026 and 2025, respectively. The Company did not receive dividends from its equity method investees for the three months ended March 31, 2026 and 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Capitalized repair and maintenance costs	$216	$235
Pension assets (1)	142	142
Deferred income taxes	258	254
Miscellaneous (2)	122	120
Total other assets	$738	$751
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Trade payables	$863	$929
VAT and other payables	28	25
Total accounts payable	$891	$954

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

The outstanding payment obligations at March 31, 2026 and December 31, 2025 were $139 and $132, respectively. At March 31, 2026 and December 31, 2025, $128 and $122 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $11 and $10 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Accrued litigation (1)	$176	$167
Asset retirement obligations (2)	13	9
Income taxes	7	10
Customer rebates	38	75
Accrued interest	37	33
Operating lease liabilities (3)	62	62
Miscellaneous (4)	129	150
Total other accrued liabilities	$462	$506
(1)
At March 31, 2026 and December 31, 2025, accrued litigation includes $98 and $99 related to the settlement agreement with the State of New Jersey, respectively, and $10 and $23 for settlements with the State of Ohio and the State of Delaware, respectively. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 16 – Other Liabilities”).
(3)
Represents the current portion of operating lease liabilities
(4)
At March 31, 2026 and December 31, 2025, miscellaneous includes $44 and $65 of derivative liabilities, respectively. Miscellaneous also includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

Note 15. Debt

The following table sets forth the components of the Company’s debt at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,047	$1,050
Tranche B-3 euro term loan due August 2028 (€415 million at March 31, 2026 and December 31, 2025)	478	488
Senior unsecured notes:
5.375% due May 2027	—	495
5.750% due November 2028	595	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
7.875% due March 2034	700	—
Finance lease liabilities	35	39
Financing obligation (1)	92	88
Supplier financing obligation (2)	11	10
Other	5	9
Total debt principal	4,183	4,182
Less: Unamortized issue discounts	(19)	(21)
Less: Unamortized debt issuance costs	(27)	(20)
Less: Short-term and current maturities of long-term debt	(37)	(42)
Total long-term debt, net	$4,100	$4,099
(1)
At March 31, 2026 and December 31, 2025, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At March 31, 2026 and December 31, 2025, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 13 – Accounts Payable" for further details.

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

On May 2, 2025, the Company entered into the Amendment No. 3 (the "Third Amendment") among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Third Amendment increased the total net leverage ratio thresholds governing the applicable rate for the Company’s revolving commitments existing immediately prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000, comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that mature on October 7, 2026. The Revolving Credit Facility is subject to a springing maturity in the event that the Dollar Term Loans, the Euro Term Loans or the unsecured notes due 2028 and 2029 are not redeemed, repaid, modified, and/or refinanced within the 91 day period prior to their maturity date.

The Senior Secured Term Loan Facility provides for a Tranche B-4 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a Tranche B-3 class of term loans, denominated in euros, in an aggregate principal amount of €415 million (the “Euro Term Loan”) (collectively, the “Term Loans”). Following the first amendment to the Credit Agreement, which was entered into on November 29, 2024, the Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term Secured Overnight Financing Rate ("SOFR") plus 3.00%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate, plus 2.00%, subject to a base rate floor of 1.00%. Following the second amendment to the Credit Agreement, which was entered into on December 13, 2024, the Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 3.25%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances.

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

Subsequent to the date of these financial statements, in April 2026, the Company used €140 million of cash to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028.

No borrowings were outstanding under the Revolving Credit Facility at March 31, 2026 and December 31, 2025. The Company made term loan repayments of $3 during each of the three months ended March 31, 2026 and 2025. Chemours also had $47 and $45 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.2% and 5.2%, respectively. Also, at March 31, 2026, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

Senior Unsecured Notes

On March 12, 2026, The Chemours Company (the “Company”) closed the private offering (the “Offering”) of $700 aggregate principal amount of the Company’s 7.875% Senior Notes due 2034 (the “Notes”), pursuant to the Purchase Agreement (the “Purchase Agreement”), dated as of February 26, 2026, by and among the Company, the guarantor named therein and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein. The Notes were issued pursuant to the Indenture, dated as of November 27, 2020 (the “2020 Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as successor trustee to U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank Trust Company), as trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture setting forth the terms of the Notes, dated as of March 12, 2026, among the Company, the guarantor named therein and the Trustee (the “2026 Fourth Supplemental Indenture” and together with the 2020 Base Indenture, the “Indenture”). The Company used the net proceeds from the Offering together with cash on hand to fund the redemption of $188 aggregate principal amount of the Company’s 5.750% senior notes due 2028 for an aggregate redemption price of approximately $190, including payments related to extinguishments of debt. The remaining net proceeds from the Offering were used to fund the redemption of the Company’s outstanding 5.375% senior notes due 2027 of $495 aggregate principal amount, for an aggregate redemption price of $499, including payments related to extinguishments of debt.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three months ended March 31, 2026 and 2025, the Company received $331 and $325, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $360 and $353, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $146 and $153 at March 31, 2026 and December 31, 2025, respectively. The Company incurred $1 of fees associated with the Securitization Facility during each of the three months ended March 31, 2026 and 2025, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

European Accounts Receivable Factoring Arrangement

On October 13, 2025, Chemours Deutschland GmbH, a private company with limited liability incorporated under the laws of Germany; Chemours International Operations Sarl, a private company with limited liability incorporated under the laws of Switzerland; Chemours Netherlands B.V., a private company with limited liability incorporated under the laws of the Netherlands; Chemours International B.V., a private company with limited liability incorporated under the laws of the Netherlands; Chemours UK Limited, a private company with limited liability incorporated under the laws of the United Kingdom; and Chemours Belgium BV, a private company with limited liability incorporated under the laws of Belgium (collectively, the “Chemours Sellers”), entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with BNP Paribas Factor GmbH (“BNP”). The Company acceded to joint and several liability for the obligations of the Chemours Sellers under the Receivables Purchase Agreement. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million. The initial term of the Receivables Purchase Agreement extends through October 31, 2026 and will be automatically extended for one-year periods, unless earlier terminated in accordance with the terms of the Purchase Agreement.

For the three months ended March 31, 2026, the Company received $90 of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $90, of incremental accounts receivable. The Company maintains continuing involvement with the sold receivables as it acts as the servicer for the sold receivables. During the three months ended March 31, 2026, the Company incurred $1 of fees associated with the Factoring Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

In the third quarter of 2025, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the three months ended March 31, 2026, the Company made principal payments of $5 to the financing company, and the remaining $5 is to be repaid within the next three months.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2026	$8	$8	$6	$11	$5	$38
2027	11	10	8	—	—	29
2028	1,083	10	8	—	—	1,101
2029	631	5	8	—	—	644
2030	10	2	8	—	—	20
Thereafter	2,297	6	115	—	—	2,418
Total payments	4,040	41	153	11	5	4,250
Less: Imputed interest	—	(6)	(61)	—	—	(67)
Total principal maturities on debt	$4,040	$35	$92	$11	$5	$4,183

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,047	$1,041	$1,050	$1,038
Tranche B-3 euro term loan due August 2028 (€415 million at March 31, 2026 and December 31, 2025)	478	476	488	493
Senior unsecured notes:
5.375% due May 2027	—	—	495	496
5.750% due November 2028	595	590	783	761
4.625% due November 2029	620	583	620	562
8.000% due January 2033	600	603	600	581
7.875% due March 2034	700	701	—	—
Total senior debt principal	4,040	$3,994	4,036	$3,931
Less: Unamortized issue discounts	(19)		(21)
Less: Unamortized debt issuance costs	(27)		(20)
Total senior debt, net	$3,994		$3,995

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Employee-related costs (1)	$56	$58
Accrued litigation (2)	315	317
Asset retirement obligations (3)	95	91
Miscellaneous (4)	124	122
Total other liabilities	$590	$588
(1)
Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation. At March 31, 2026 and December 31, 2025, accrued litigation includes $168 and $170, respectively, related to the settlement agreement with the State of New Jersey (see “Note 17 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $108 and $100 when combined with the current portion at March 31, 2026 and December 31, 2025, respectively (see “Note 14 – Other Accrued Liabilities”). During the three months ended March 31, 2026, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $21 at each of March 31, 2026 and December 31, 2025. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at March 31, 2026 and December 31, 2025 (see "Note 6 - Income Taxes").

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Asbestos	$95	$96
PFAS (1):
PFOA (2)	40	39
Other PFAS matters (3)	321	322
All other matters	35	27
Total accrued litigation	$491	$484
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

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2026 and December 31, 2025.

	Balance Sheet Location	March 31, 2026	December 31, 2025
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$176	$167
Long-term accrued litigation	Other liabilities (Note 16)	315	317
Total accrued litigation		$491	$484

Memorandum of Understanding (the “MOU”) with DuPont, Corteva and EID

In January 2021, Chemours, DuPont, Corteva, and EID, a subsidiary of Corteva, entered into a binding MOU, reflecting the parties’ agreement to share potential future legacy liabilities relating to per- and polyfluoroalkyl substances (“PFAS”) arising out of pre-July 1, 2015 conduct (i.e., “Indemnifiable Losses”, as defined in the separation agreement, dated as of June 26, 2015, as amended, between EID and Chemours (the “Separation Agreement”)) until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4,000; or, (iii) a termination in accordance with the terms of the MOU (e.g., non-performance of the escrow funding requirements pursuant to the MOU by any party). As defined in the MOU, Qualified Spend includes:

•
All Indemnifiable Losses (as defined in the Separation Agreement), including punitive damages, to the extent relating to, arising out of, by reason of, or otherwise, in connection with PFAS Liabilities as defined in the MOU (including any mutually agreed-upon settlements);
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $1,300 is available after giving consideration for the funding of the payment to the State of Ohio and the supplemental payment to the State of Delaware as well as the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1,300 available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the three months ended March 31, 2026 and 2025, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $20 and $43, respectively.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. Pursuant to the terms of a PFAS Insurance Proceeds Memorandum of Understanding (the “PFAS Insurance MOU”), described below, the parties agreed to suspend the obligation of each of the parties to fund the $50 MOU payments due by September 30, 2025, and that future MOU funding requirements of Chemours will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement, as described further below. As such, at March 31, 2026 and December 31, 2025, the Company had $50 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL (as defined below). In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company received approximately $23 of the settlement as it was allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. Accordingly, during the year ended December 31, 2024, the Company recognized a $23 gain within selling, general, and administrative expense in the Consolidated Statements of Operations. Since April 2025, six Demands for Arbitration have been sent to additional noticed insurance carriers and arbitrations are now proceeding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2025, in connection with agreeing to the New Jersey settlement as described further below, the parties entered a PFAS Insurance MOU. The PFAS Insurance MOU is contingent on achieving a binding settlement, pursuant to a final and effective Judicial Consent Order (“JCO”) with respect to the New Jersey settlement. Under the PFAS Insurance MOU, Chemours agreed to assign to the other parties its rights to receive certain insurance proceeds in return for $150 of consideration to be paid by the other parties into an escrow account that will be used to fund a portion of Chemours’ share of the New Jersey settlement. The other parties will be entitled to receive 100% of future PFAS-related insurance proceeds up to $300, as well as a fee paid from the receipt of additional PFAS-related insurance proceeds of $3 plus interest (at prime minus 2%) on any unrecovered fraction of $150, not to exceed $35 and subject to conditions within the PFAS Insurance MOU. After the other parties recover PFAS-related insurance proceeds pursuant to the terms above, Chemours shall be entitled to its 50% share of any further PFAS-related insurance recoveries. The PFAS Insurance MOU and the consideration the Company will receive represents a contingent gain which will not be recognized until the conditions above are met. The parties also acknowledge that for the purposes of Qualified Spend under the MOU: (i) relevant insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend, and (ii) for the New Jersey settlement, the net present value of the scheduled future payments will be applied against the MOU limit rather than the gross amount of future payments.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both March 31, 2026 and December 31 2025, there were approximately 850 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

With limited exception, the Company previously rejected EID’s demand for indemnity and defense of asbestos and product liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc., (“SGPI”). EID brought an arbitration proceeding on this issue and in November 2024, the Company and EID reached an agreement in principle and adjourned the arbitration. The Company finalized the settlement agreement in March 2025. Per the terms of the agreement in principle, the Company assumed the current SGPI asbestos cases as well as all future SGPI asbestos and asbestos related product liability claims. The agreement also includes that the Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases.

At March 31, 2026 and December 31 2025, Chemours had accruals of $95 and $96 related to these matters, respectively. Asbestos reserves recorded, inclusive of SGPI asbestos and product liability claims, include estimated losses for current claims as well as an estimate of losses for future claims.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At March 31, 2026 and December 31 2025, there were 26 and 24 cases pending against EID alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At March 31, 2026 and December 31 2025, Chemours maintained an accrual of $40 and $39, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through March 31, 2026, approximately $2 has been disbursed from escrow related to medical monitoring. In September 2025, the medical panel directed modifications to the monitoring program based upon its review of program and medical record information. The Director of Medical Monitoring is working with the parties to implement those modifications which will include ongoing medical monitoring for kidney and testicular cancer and ulcerative colitis, allowing out of network providers and providing notice to the class of the program changes. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

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

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 12,900 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 900 water provider cases in the AFFF MDL.

For non-water provider cases in the AFFF MDL (approximately 12,000), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases was completed in March 2026. Proposals for expert discovery for Group B cases are due by July 2026. The parties are discussing potential resolution of the personal injury category of cases and have engaged a mediator to facilitate discussions among and between the parties. Under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged in these discussions, including through the mediator; however, there is no guarantee that the discussions will result in a settlement. In July 2025, the court entered an order relating to unfiled personal injury claims and their potential to disrupt the MDL’s operations as well as the settlement discussions. In August 2025, the court entered a case management order to address concerns regarding unfiled personal injury cases. The order vacated the first personal injury bellwether trial in the Group A cases scheduled for October 20, 2025 and its associated deadlines. The order also provided a 21-day window in which unfiled cases were to be filed as well as information plaintiffs must provide in association with their claims, such as medical records and evidence of exposure, before the end of the year. This order allows multi-plaintiff complaints to be filed, which allows for many individual plaintiffs to be consolidated in one case. Also, in August 2025, the Court entered a second case management order to address cases alleging PFAS-related injuries that have sought to avoid the AFFF MDL and/or federal jurisdiction. The order requests that these cases be transferred to the MDL for oversight and management. Since the court entered the August 2025 case management orders, a significant number of new claims asserting personal injury have been filed or transferred to the AFFF MDL. In February 2026, the court issued Case Management Order No. 37, which established a process for plaintiffs to cure deficiencies with their complaints. It also established a dismissal process for complaints with un-cured deficiencies within a set period of time. As of March 31, 2026, the Company believes that a loss is reasonably possible but is not estimable with respect to this category of cases, including on the basis that these new cases and submitted information will be further evaluated as part of the above-referenced litigation and mediation.

Also, as of April 2025, the parties are proceeding with product identification discovery on a selection of 12 real property cases. Product identification fact discovery was completed in December 2025. Further deadlines have not yet been set.

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

In June 2025, Marathon Petroleum Company LP and Tesoro Refining & Marketing Company LCC (collectively, “Marathon”) filed suit in Washington state court against multiple defendants, including Chemours and EID, alleging that its refinery had been contaminated by AFFF. The complaint seeks damages and abatement. The case was removed to federal court and conditionally transferred to the AFFF MDL. In September 2025, the Western District of Washington granted Marathon’s motion to remand, finding that there was insufficient evidence to show that federal officer jurisdiction applied when Marathon provided affidavit evidence that it did not. The case will now proceed in Washington state court.

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

In Ontario, Canada, three lawsuits were filed by two parties in December 2022 against DuPont and another defendant, seeking contribution and indemnification, interest, and costs in connection with three underlying actions filed by property owners in Canada, and a related third-party action filed by some defendants in one of the matters. The plaintiffs in the underlying actions allege PFAS contamination of their respective properties from the use of firefighting foam. Chemours is not a named defendant in any of these matters but has agreed to defend pursuant to the MOU. These lawsuits against DuPont were noticed for discontinuance by two of the filing parties.

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

In British Columbia, Canada, a civil claim was filed in the Supreme Court of British Columbia in December 2023 against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as individuals with certain diagnosed conditions after using or being exposed to AFFF containing PFAS under certain conditions and seeks compensatory and punitive damages. In January 2026, Chemours, DuPont and EID filed a Third-Party Notice against the Government of Canada.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2025, a civil claim was filed in the Supreme Court of British Columbia in Canada by Doig River First Nation (“Doig River”) against multiple defendants, including Chemours and EID, seeking to certify the action as a class proceeding. The proposed class seeks to capture all bands as defined in the Indian Act or First Nations peoples with a modern treaty or land claims agreement, all Inuit land claim organizations or similar governance structures, and all settlements or communities of Metis peoples in Canada that have incurred, and will incur, in the future, damages relating to PFAS contamination of their water resources, or who owned, operated, controlled, were responsible for, or were beneficiaries of a drinking water system that has been contaminated by PFAS-containing products, including AFFF. The complaint seeks compensatory and punitive damages as well as an injunction enjoining the defendants from manufacturing, distributing, and selling PFAS-containing products in Canada.

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

United States Public Water System Class Action Suit Settlement and Related Opt-Outs

On June 1, 2023, Chemours, Corteva/EID, and DuPont, together, entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population arising out of the AFFF MDL, that was finalized by a definitive agreement on June 30, 2023 (the "Settlement Agreement"), subject to approval by the United States District Court for the District of South Carolina. A preliminary approval of the Settlement Agreement by the court was granted on August 22, 2023.

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

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, and the Centre matter below, the Company has not accrued for any potential losses with respect to the opt-out population as of March 31, 2026 and December 31 2025, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In New York and New Jersey federal courts, lawsuits were filed by Suez Water in December 2020 against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID. Suez filed to opt out these matters from the Public Water System Class Action Settlement. In March 2024, the stays in these matters were lifted. Discovery in both matters is set to conclude in 2027.

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement. The trial began January 26, 2026 but was resolved before the trial concluded for an amount that did not materially affect results of operations for the period, with Chemours share being 50% under the MOU, which has been reserved for as of March 31, 2026.

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023, the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In January 2025, 3M removed each of the Shelby and Talladega Counties matters to federal court and also sought transfer to the AFFF MDL. Plaintiffs’ filed a motion to remand, which is pending. The motion to transfer to the AFFF MDL was denied in April 2025. In September 2025, the Court stayed the matter pending an appeal of remand to the Eleventh Circuit Court of Appeals filed in another matter, Pine Hill. In April 2026, the matter was transferred to the AFFF MDL. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. In March 2025, the Alabama Supreme Court granted the mandamus and directed the case against DuPont and the other supplier defendants to be dismissed on failure to timely file within the statute of limitations.

In March 2024, Woodward Iodine Corporation (“Woodward”) notified Chemours that it commenced arbitration against Chemours and EID, alleging contractual indemnity and other claims on the basis that Chemours and EID failed to disclose the presence of PFAS in the “wetcake” provided to Woodward under the terms of an Iodine Supply Agreement (“ISA”). Woodward’s statement of claim alleges that the “wetcake” caused contamination to Woodward’s processes, buildings, property, and groundwater. Woodward seeks a declaratory judgment that it has a future right to indemnity under the ISA for any fines, civil penalties, or third-party claims relating to the presence of PFAS as well as damages. An arbitration hearing was held in February 2026; the parties will submit post-hearing briefing with a further hearing to be held in May 2026.

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

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS-containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew PFAS-containing wastewater sent to the Calhoun Water Pollution Control Plant and would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seek compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions. In October 2024, the Court denied the motions to dismiss the plaintiffs’ claims but dismissed the City of Calhoun’s cross claims. Trial is set for January 2027.

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

In August 2024, the City of Irondale, Alabama (“Irondale”) filed a lawsuit in Alabama state court against multiple defendants, including Chemours. Plaintiff alleges that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated plaintiff's water systems. Irondale disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The case was removed to Alabama federal court. In September 2025, the case was stayed pending Irondale’s appeal of the court’s denial of its motion to remand. In April 2026, the matter was transferred to the AFFF MDL.

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

In April 2025, the City of Chatsworth, Georgia sued the Company, Dupont, EID, Corteva, 3M, Aladdin, Atlas Industries, Daikin, Grassroots Tufting Services, Holtzclaw Holdings, J and H Carpets, Len-Dal Carpet & Rug, Marquis Industries, Mill Creek Investments, Millennium Carpet Mills, Mohawk, Orion Carpets, Polytech Fibers, Supreme Carpet, The Dixie Group, and Fictitious Defendants A—J in Georgia state court. As carpet manufacturing users or suppliers of PFAS-containing carpet treatment chemicals, Defendants are alleged to be responsible for contamination of Chatsworth’s and Murray County’s drinking water supply through discharge of PFAS-containing carpet treatment chemicals into the surrounding areas. Chatsworth alleges negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further alleges failure to warn against the PFAS supplier defendants. Chatsworth seeks compensatory and punitive damages as well as an injunction requiring defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Chatsworth had previously filed to opt out of the Public Water System Class Action Settlement. In June 2025, Chatsworth filed an amended complaint adding Chatsworth Water Works Commission as a plaintiff and removing defendants Atlas Industries, J and H Carpets, Mill Creek Investments, Millenium Carpet Mills, Orion Carpets, GrassRoots Tufting Services, Holtzclaw Holdings, Len-Dal Carpet & Rug, Marquis Industries, Polytech Fibers and Supreme Carpet.

In May 2025, the Utilities Board of the City of Foley, Alabama d/b/a Riviera Utilities (“Riviera”) sued the Company, Corteva, Dupont, EID, Chemours, 3M, Daikin and Vulcan in Alabama state court alleging that the defendants permitted PFAS contaminated waste streams from metal plating and other manufacturing in the area to discharge into plaintiffs’ water supply. Riviera provides drinking water to the City of Foley and Baldwin County and owns and operates a wastewater treatment plant. Riviera claims its water treatment and wastewater treatment are incapable of removing PFAS to safe levels. Plaintiffs assert negligence nuisance, abatement of nuisance, trespass, and injunctive relief and seek compensatory and punitive damages, an injunction requiring Defendants to abate and remove PFAS, attorneys’ fees and costs. Riviera had previously filed to opt out of the Public Water System Class Action Settlement. In January 2026, the Court granted the defendants’ motion to dismiss but certified its decision for appeal.

Starting in December 2024, lawsuits have been filed in Georgia state court in Gwinnett County by three counties (Gordon, Catoosa and Murray) and landowners in northwest Georgia against defendants, including Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EID, Corteva, and the Company alleging soil, groundwater and other property-related claims from disposal of carpet manufacturing wastes or other contamination PFAS supplied and/or used by defendants in nearby carpet mills. The suits claim, inter alia, common law tors, including negligence, nuisances, statutory violations, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper. As of March 31, 2026, 23 such cases have been filed on behalf of multiple landowners.

In June 2025, the Walker County Water and Sewerage Authority and the City of Chickamauga, Georgia sued the Company, EID, Dupont, Corteva, 3M, Aladdin, Daikin, Shaw, Yates Bleachery Company and Fictitious Defendants A—J in Georgia state court. As carpet and textile manufacturing users and/or suppliers of PFAS-containing carpet and fabric treatment chemicals, Defendants are alleged to be responsible for contamination of Walker County’s and Chickamauga’s drinking water supply through discharge of PFAS-containing chemicals into the surrounding areas. The plaintiffs allege negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further alleges failure to warn against the PFAS supplier defendants. Plaintiffs seek compensatory and punitive damages, attorneys’ fees and costs, as well as damages that will require defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Plaintiffs had each previously filed to opt out of the Public Water System Class Action Settlement.

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

In August 2024, the Supreme Court of South Carolina vested the Honorable Grace Gilchrist Knie, a South Carolina state circuit court judge, with exclusive power to hear and dispose of all PFAS litigation cases filed in South Carolina state court and to consolidate such cases for pre-trial purposes. Since June 2024, Chemours, EID, and/or DuPont have been named in 19 lawsuits involving water authorities in South Carolina (Berkeley County, City of Clinton, City of Florence, City of Union, Gaffney Board of Public Works, Georgetown County Water and Sewer District, Grand Strand Water and Sewer Authority, I, Grand Strand Water and Sewer Authority II, Greenwood Commissioners of Public Works, Joint Municipal Water and Sewer Commission, Laurens County Water and Sewer Commission, Saluda County Water and Sewer Authority, South Carolina Public Service Authority, City of Columbia, City of Georgetown, Town of Cheraw, Town of Lexington, Town of Whitmire, Woodruff-Roebuck Water District), alleging PFAS contamination of drinking water sources and seeking recovery of costs for treatment, remediation, and other relief. These cases have been removed to the U.S. District Court for the District of South Carolina and tagged to the AFFF MDL, where the plaintiffs have filed motions to remand which remain pending. In March 2026, the court denied nine plaintiffs’ (City of Columbia, City of Georgetown, Town of Cheraw, Georgetown County Water and Sewer District, Berkeley County, Town of Lexington, Town of Whitmire, Joint Municipal Water and Sewer Commission, Saluda County Water and Sewer Authority) motions to remand and those cases will proceed in the AFFF MDL. Motions to remand remain pending in the other cases. Should the motions to remand be granted, it is expected that those cases will precede before Judge Knie in South Carolina state court. See discussion of AFFF MDL above.

In September 2025, Jason Crady and Nicole Crady (collectively, “Crady) filed suit in Missouri state court against multiple defendants, including DuPont, alleging that Jason Crady was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear. Crady seeks both compensatory and punitive damages. The case has been removed to federal court and transfer to the AFFF MDL has been requested. In post-removal filings with the Court, Crady acknowledged that he may have been exposed to AFFF. In December 2025, the JPML denied transfer to the AFFF MDL. In April 2026, the case was remanded to Missouri state court.

In August 2025, Five Star Water Supply District in Alabama (“Five Star”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, EID; Dupont, Corteva, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Five Star seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Five Star’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Five Star filed to opt out of the Public Water Class Action Settlement. In September 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit appeal of the remand in the Pine Hill matter. In April 2026, the matter was transferred to the AFFF MDL.

In August 2025, the City of Clanton, Alabama Water Works and Sewer Board (“Clanton”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, EID; Dupont, Corteva, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Clanton seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Clanton’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Clanton filed to opt out of the Public Water Class Action Settlement. In September 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit appeal of the remand in the Pine Hill matter. In April 2026, the matter was transferred to the AFFF MDL.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In September 2025, the Coosa Valley Water Supply District, Inc. (“Coosa Valley”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating, the Company, DuPont, Corteva, and certain fictitious defendants who are alleged to be responsible for the release of PFAS to its water supply through carpet, flooring, textile and metal finishing operations, or as suppliers to those operations. The complaint alleges negligence, nuisance, trespass, wantonness, and punitive damages. Coosa Valley seeks injunctive relief to abate and remove PFAS from the water supply, compensatory damages for removal and disposal of PFAS, property damages, potential lost profits and past and future expense as well punitive damages and attorneys’ fees. Coosa Valley filed to opt out of the Public Water Class Action Settlement. In November 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit appeal of the remand in the Pine Hill matter. In April 2026, the matter was transferred to the AFFF MDL.

In October 2025, Walker County, Georgia sued 3M, Daikin, Shaw, Aladdin, Mohawk, INV Performance Surfaces, EID, Corteva and the Company in Georgia state court alleging PFAS contamination from disposal of carpet manufacturing wastes into its landfills. Walker County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks damages arising from PFAS contamination of its property. Walker County also seeks punitive damages, attorneys’ fees and costs.

In January 2026, Coosawattee Hills, LLC and other individual plaintiffs sued 3M, Daikin, Shaw, Aladdin, Mohawk, INV Performance Surfaces, EID, Corteva, the Company and other defendants in Georgia state court alleging PFAS contamination of their properties from wastewater discharges by carpet manufacturers and sludge disposal. Plaintiffs assert common law torts, including negligence and nuisance and seek damages arising from PFAS contamination of its property. Plaintiffs also seek punitive damages, attorney’s fees and costs.

In March 2026, the County of San Mateo, California (“San Mateo”) filed suit in California federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") as well as multiple statutory and common law claims, including consumer protection, false advertising, and unfair competition laws. The complaint also includes product liability claims.

In April 2026, nine lawsuits were filed in Alabama state courts and four in Alabama federal court by municipal water authorities against DuPont, Corteva, EID, the Company and various other PFAS manufacturers and users alleging defendants are responsible for PFAS contamination of the water supply. The claims asserted include negligence, negligent failure to warn, extended manufacturer liability, nuisance, trespass, punitive damages, wantonness, and injunctive relief. The municipal water authorities seek compensatory damages for the removal and disposal of PFAS from drinking water, real property damages, and past and future expenses, as well as potential lost profits and punitive damages. The municipal water authorities also seek an injunction requiring defendants to remove PFAS from the water supply and affected properties and to prevent further PFAS contamination. These municipal water authorities each filed to opt out of the Public Water System Class Action Settlement.

In April 2026, three lawsuits were filed in Alabama federal court by municipal water authorities against DuPont, Corteva, EID, the Company and various other PFAS manufacturers and users, alleging that the defendants are responsible for PFAS contamination of the water supply from AFFF used in firefighting. The claims asserted include negligence, nuisance, trespass, punitive damages, wantonness, and injunctive relief. The municipal water authorities seek compensatory damages for the removal and disposal of PFAS from drinking water, real property damages, past and future expenses, potential lost profits, and punitive damages. The municipal water authorities also seek an injunction requiring defendants to remove PFAS from the water supply and affected properties and to prevent further PFAS contamination. Given the claims related to AFFF, these matters are expected to be transferred to the AFFF MDL. These municipal water authorities each filed to opt out of the Public Water System Class Action Settlement.

In April 2026, the City Of Griffin, Georgia (Griffin”) sued 3M, Atlas Roofing Corporation Of Mississippi, Clorox, Daikin, Express Container Services Of Atlanta, LLC, Georgia Waste Systems, Stephens Industries, Tensar International, Sherwin-Williams, Waste Management Of Georgia, Corteva, DuPont, EID, the Company and fictitious defendants A-Z, in Georgia state court alleging defendants responsible for PFAS contamination of the water supply as PFAS manufacturers or users or as landfills that accepted PFAS waste. The complaint asserts negligence, nuisance, trespass, Georgia Water Quality Control Act violations, failure to warn, punitive damages, and attorneys’ fees and expenses. Griffin seeks compensatory damages to compensate it for removal and disposal of PFAS from drinking water, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. Griffin also seeks an injunction requiring defendants to remove PFAS from its water supply and property and to prevent PFAS from continuing to get into its water supply and property. Griffin has filed to opt out of the Public Water System Class Action Settlement.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours' contribution is consistent with the 50% contribution rate under the MOU. Consistent with the reserve established in November 2023, in November 2025, in partial payment of the Consent Judgment, DuPont and Corteva together paid $ 45 to the State and the Company paid $ 45. In January 2026, the Ohio Supreme Court declined the review of an open appeal. As there was no further pursuit of additional appeals, the additional $20 due under the Consent Judgment was paid in April 2026, with the Company paying $10.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2025, Elhannon Wholesale Nursery, Inc., and Donald J. Sutton filed suit in federal court in New York against Saint-Gobain, Honeywell F/K/A Allied-Signal, EID, and 3M alleging their real property, groundwater, soils, aquifers and tree nursery in Hoosick Falls, New York are contaminated by PFAS emissions from the nearby Saint Gobain manufacturing facility. An amended complaint was filed in September 2025. The plaintiffs assert that as a result of the PFAS contamination, the drinking water on their property is not fit for consumption, the property is not fit for agricultural use, including as a tree nursery, and that the nursery trees are not fit for use and sale. Plaintiffs seek to hold responsible Saint Gobain and Honeywell as the owner and former owner of the facility, and 3M and EID, as suppliers of PFAS used at the facility. The complaint asserts counts for negligence, declaratory judgment, and injunctive relief against all defendants, strict products liability against EID and 3M, and nuisance, trespass and strict liability against Saint Gobain and Honeywell. The plaintiffs seek declaratory and injunctive relief compelling the defendants to remove the PFAS contamination and to provide an alternative water supply as well as compensatory and punitive damages, fees, and costs.

In New Jersey federal court, lawsuits were filed against several defendants including EID and Chemours beginning in November 2019. The lawsuits include 12 lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Eight lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, eleven additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court (and one of which was transferred to the AFFF MDL). In May 2024, a pro se case alleging wrongful death from exposure to PFAS and other chemicals on behalf of two deceased residents of Salem County, NJ was filed naming Chemours in New Jersey state court. The case has also been removed to federal court and is administratively terminated while plaintiff seeks representation of counsel. Plaintiff was unable to retain counsel by the Court’s deadline and in February 2026 the Court dismissed the case.

Since January 2025, sixteen lawsuits have been filed in New Jersey, New York, Delaware and Illinois on behalf of multiple plaintiffs alleging, inter alia, personal injury related to exposure to PFAS. The complaints demand compensatory and punitive damages. The cases have been tagged to the AFFF MDL.

In Ohio federal court, a putative class action ("Hardwick") was filed in October 2018 against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted. During the fourth quarter of 2023, the court dismissed the class action against 3M, EID, Chemours and the other defendants. In December, 2023, the plaintiff filed a petition for reconsideration and for rehearing en banc with the Sixth Circuit. In January 2024, the Sixth Circuit denied the request for rehearing. In March 2024, the case was dismissed. In June 2024, Hardwick refiled a putative national class action in federal court in Ohio against 3M, DuPont, and the Company. The refiled Hardwick suit seeks class status for all those in the United States who have 2 ppb or more of “C8 (PFOA and PFOS combined)” in their blood and who are subject to the laws of a state that recognizes medical monitoring. The complaint alleges negligence, battery and conspiracy and seeks equitable, declaratory, and injunctive relief including medical monitoring overseen by a court-appointed independent science panel. The complaint does not seek monetary damages or personal injury. In October 2024, defendants filed a motion to dismiss the matter. In March 2026, the court denied the motion to dismiss. At the same time, the court certified the matter for interlocutory appeal and stayed the matter at the district court level. Defendants have filed a petition for appeal with the Sixth Circuit.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS-containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court. In December 2025, plaintiffs proposed an amended complaint adding additional defendants and adding another Company as an additional class representative and dropping the nuisance claim. In April 2024, EID and Chemours filed a third-party complaint against Huntsman, Ciba Specialty Chemicals, Galey & Lord, Nanotex and John Does alleging indemnification and contribution. In September 2024, Huntsman filed a counterclaim against EID and Chemours alleging indemnification and contribution. In August 2024, a complaint related to the same fabric mill was filed on behalf of an individual in South Carolina state court against 3M, EID, Chemours and other companies alleging personal injuries resulting from exposure to PFAS emissions from the former textile plant. The complaint alleged negligence, strict liability, products liability counts, and fraud and seek compensatory and punitive damages and costs. In August 2024, 3M removed the matter to federal court. In April 2026, the matter was remanded to state court.

In July 2023, Massachusetts Natural Fertilizer Company sent Notices of Potential Liability to Corteva, DuPont, the Company and others related to the presence of PFAS in its composting operation in Westminster, Massachusetts (the “Mass Natural Site”). The Notices demanded that the companies perform or fund clean-up response activities at the Mass Natural Site. In response, in August 2023, the Company sent a letter denying liability. In March 2025, Mass Natural, The Newark Group, Otter Farm, Inc., and Seaman Paper Company filed suit in Worcester County, Massachusetts Superior Court against Corteva, DuPont, EID, the Company and several other defendants alleging defendants are responsible for PFAS contamination of the Site, which operates on land owned by Otter Farms and Seaman Paper. The plaintiffs assert state superfund claims against defendants seeking compensatory damages to cover the costs of clean-up and diminution of property value, as well as fees and costs.

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

In February 2025, a second putative class action was filed in federal court in Massachusetts, this time against EID, Dupont, Corteva, Ball Corporation, Rust-Oleum Corporation, New England Waste Systems d/b/a Casella Organics, Synagro Technologies, New England Fertilizer Company, NEFCO, and the Company. The complaint alleges Defendants are responsible for PFAS contamination from the Massachusetts Natural Fertilizer Company Site. As to the DuPont entities, Corteva and the Company, the complaint alleges medical monitoring, negligence, and breach of warranty for failure to warn and seeks compensatory and punitive damages as well as medical monitoring and other injunctive and declaratory relief. In April 2025, an amended complaint was filed adding allegations for property damages under a state statute.

In June 2024, a lawsuit was filed in Connecticut federal court on behalf of multiple firefighter unions and individual firefighters against multiple defendants, including Chemours, EID, and DuPont, seeking to certify the action as a class proceeding. Plaintiffs allege that defendants manufactured, sold, or supplied chemicals containing PFAS which was allegedly found in turnout gear. Plaintiffs allege strict liability, negligence, failure to warn, negligent design and manufacture, medical monitoring, and statutory punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. Plaintiffs filed an amended complaint in March 2025, which was served on Chemours and EID in April 2025. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. In December 2025, the JPML denied transfer to the AFFF MDL. The case is currently proceeding in the Eastern District of Virginia. In March 2026, the case was remanded to Virginia state court.

In August 2024, a putative national class action was filed in federal court in Minnesota against 3M, EID and Chemours related to PFAS in carpet. Violations of RICO are alleged as well as violations of over 30 state statutes, including consumer fraud, deceptive trade practices, misrepresentation, and unfair competition laws. The complaint also includes product liability and nuisance claims. EID and Chemours filed a motion to dismiss; the basis for dismissal of the civil RICO claims include lack of standing, failure to allege and enterprise, lack of proximate cause, failure to allege racketeering activity and that the State’s claims are unsubstantiated. In September 2025, the Court granted the motion to dismiss without prejudice. The matter was dismissed and is now closed.

In November 2024, Aladdin Manufacturing Corporation, Mohawk Industries, Inc. and Mohawk Carpet, LLC (hereinafter “Mohawk”), which are carpet manufacturers with operations in Georgia, sued carpet treatment chemical suppliers 3M, EID, Daikin and the Company in Georgia state court alleging fraud, misrepresentation, contractual and common law indemnity, negligence, nuisance, punitive damages and other claims related to future and past PFAS liabilities and attorney’s fees incurred by Mohawk. Mohawk alleges concealment and misrepresentation by the suppliers related to PFAS and the carpet treatment chemicals supplied. Mohawk further claims that it has been named as a defendant in at least 8 lawsuits brought by water suppliers downstream of its carpet manufacturing operations and has already paid over $100 in settlements of some of those matters. Mohawk seeks a declaratory judgment holding the suppliers responsible for its PFAS liabilities, including damages to Mohawk’s property interests, past, present, and future compensatory damages, including settlements already paid, attorneys’ fees and punitive damages. In January 2025, DuPont and the Company filed a counterclaim against Mohawk asserting contribution, indemnity, frivolous and abusive litigation, declaratory judgment, and punitive damages seeking damages, fees and expenses as well as a declaratory judgment that Plaintiffs must pay for, or reimburse Defendants for, any past or future judgments and settlement costs incurred in past, current, or future litigation arising out of Plaintiffs’ improper wastewater disposal practices. In February 2026, DuPont and the Company filed a waiver and withdrew the counterclaim. Trial is scheduled for March 2027.

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

In January 2025, James and Pamela Stephens filed a lawsuit in Georgia state court against the City of Calhoun, 3M, INV Performance Surfaces, Daikin, Arrowstar, Aladdin, Mohawk, Shaw, Milliken, Mannington Mills, Dixie Group, Marquis Industries, EID and the Company. Plaintiffs assert that PFAS-containing waste from defendant carpet manufacturers and suppliers was sent to Calhoun’s treatment facility and Calhoun disposed of its post treatment sludge on nearby and adjacent property which resulted in PFAS contamination to their historic home, property, creek and drinking water. Plaintiffs’ assertions include negligence, nuisance, and trespass, and they seek compensatory and punitive damages as well as abatement, removal of PFAS from their property, attorneys’ fees and costs. A trial is expected to be held in May 2027.

In January 2026, 1001 Newark Ave. Associates, LLC filed suit in the Superior Court of New Jersey against General Spray Drying Services, Inc.; Fabvan Sales Company (d/b/a General Spray Drying); and several unnamed fictitious entities asserting claims under the New Jersey Spill Act related to alleged PFAS contamination at a property at which various PFAS processing services were allegedly conducted from the 1950s through today. In March 2026, General Spray Drying filed a third party complaint against the Company, EID; DuPont; and Corteva, Inc. alleging responsibility for the alleged PFAS contamination at the property under the New Jersey Spill Act, New Jersey environmental statutes, CERCLA, and common law. This plaintiff previously filed a similar case in January 2025 in New Jersey Federal Court that was dismissed pursuant to a motion to dismiss. At this stage, no assessment can be made due to significant unresolved factual and legal issues.

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

In January 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by Johnny Oscar Moretz (“Moretz”) alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Chemours and EID have not yet been served in this matter. Moretz alleges that the defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. Following the JPML’s denial of transfer of other turnout gear cases in December 2025, the request to transfer was withdrawn. The case is currently proceeding in the Eastern District of Virginia. In March 2026, the case was remanded to Virginia state court.

In April 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by multiple plaintiffs alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiffs allege that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. Following the JPML’s denial of transfer of other turnout gear cases in December 2025, the request to transfer was withdrawn. The case is currently proceeding in the Eastern District of Virginia.

In April 2025, the City and County of Butte-Silver Bow, Montana filed suit in Montana federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as over 80 statutory and common law claims, including consumer fraud, deceptive trade practices, and unfair competition laws. The complaint also includes product liability claims.

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

In April 2025, Coosa River Basin Initiative, Raymond J. Perkins, Jr., and J. Perkins Farms, LLC filed suit against 3M, EID, Corteva, Dupont, Inv Performance Surfaces, Daikin, Shaw, Aladdin, Mohawk, the City of Dalton, and the Company in federal court in Georgia alleging the Defendants caused PFAS contamination of the Dalton Land Application System thereby causing downstream PFAS contamination as well as damage to the plaintiffs property. The plaintiffs assert negligence, nuisance, abatement and punitive damages counts as well as various additional counts against certain other defendants, including federal and state violations. The plaintiffs seek injunctive and declaratory relief as well as any other relief the court deems just, proper and equitable.

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

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Previously, the Company had not accrued for any amounts related to the fund. Although the Company believed a loss was probable and could be material, an amount of loss was not deemed estimable. In the fourth quarter of 2025, the Company, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework. Based on the proposed framework, the Company reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, in the fourth quarter of 2025, the Company accrued an amount that did not materially affect results of operations for the period related to the potential fund which represents its 50% share of the total funding included in the settlement framework. This amount remains accrued as of March 31, 2026.

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

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. As of March 31, 2026, the Company has recorded immaterial amounts related to one or more of these matters.

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

Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 over a 25-year period. Payment allocations will be consistent with the Companies’ January 22, 2021 cost-sharing MOU, with Chemours (together with its subsidiaries) contributing 50 percent and DuPont and Corteva (together with their subsidiaries) contributing the remaining 50 percent. As of March 31, 2026, inclusive of accretion, the Company has recorded $266 which represents its allocation of the scheduled annual settlement payments on a net present value basis using an 8% discount rate. $98 is recorded within current accrued litigation and the remaining amount is recorded in long-term accrued litigation. The first of the scheduled annual payments will be due within 30 days of the date the JCO is entered by the Court. A hearing on the JCO was held on January 7, 2026 at the conclusion of which the court directed the State to supplement the record related to certain issues raised by objectors. The Court has set a further hearing on June 24, 2026 to consider the Plaintiffs’ supplemental record and objections thereto. The settlement also establishes a process for determining the amount of the RFS at each of the four current and former operating sites as well as other mechanisms which will secure funding for future remediation at the sites as needed. The proposed RFS amounts and related environmental liabilities for the sites covered by the New Jersey settlement agreement are further described in the Environmental section below.

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

U.S. Smelter and Lead Refinery, Inc.

There are five lawsuits currently pending in Indiana federal court, including a putative class action, and one in Indiana state court, by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss, which could be material, is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings and has received subpoenas from the SEC. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In September 2024, an Amended Complaint was filed, and the Company and former officers filed a motion to dismiss the Amended Complaint in October 2024. In April 2024, June 2024, July 2024, August 2024 and October 2024, the Company received seven stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In June 2025, the Company received a demand letter from one of these stockholders requesting that the Board investigate allegations that the Company made false and misleading disclosures regarding its financial condition and controls. The Board considered the demand letter and deferred any further investigation during the pendency of the other ongoing litigation and investigations as described herein.

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

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred less than $1 of costs for these indemnification agreement requests during the three months ended March 31, 2026. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of March 31, 2026 as it cannot estimate the ultimate outcome at this time.

Arbitration Related to DeLisle Site

In 2024, we announced that the PCC Group planned to build and operate a chlor-alkali facility on the grounds of our TiO2 plant in DeLisle, Mississippi and that the PCC Group and the Company entered into a chlorine supply agreement (“CSA”) which was subject to certain conditions precedent. During project development, the parties discussed certain items, including the projected cost and timeline to build the chlor-alkali facility, and the impact certain of these developments would have on the CSA, In March 2026, the CSA was terminated, and the project to build the chlor-alkali facility is not proceeding. The Company filed a request for arbitration in April 2026 with regards to the CSA termination. As of March 31, 2026, the Company accrued an amount that did not materially affect results of operations for the period related to this matter.

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

The following table sets forth the Company’s environmental remediation liabilities at March 31, 2026 and December 31 2025 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	March 31, 2026	December 31, 2025
Chambers Works, Deepwater, New Jersey	$73	$73
Dordrecht Works, Netherlands	29	30
Fayetteville Works, Fayetteville, North Carolina (1)	316	320
Pompton Lakes, New Jersey	53	53
Washington Works, West Virginia	23	24
All other sites	123	118
Total environmental remediation	$617	$618
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at March 31, 2026 and December 31 2025.

	March 31, 2026	December 31, 2025
Current environmental remediation	$97	$88
Long-term environmental remediation	520	530
Total environmental remediation	$617	$618

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by years of operation, maintenance, and monitoring (“OM&M”) activities. In most cases, the duration of OM&M is uncertain and therefore the Company estimates the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $630 above the amount accrued at March 31, 2026. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 until July 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court and was completed in March 2026. EPA has commenced the rulemaking process to rescind the Index PFAS portions of the 2024 MCLs regulation. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule and, as such, abeyance continues into August 2025. Depending on the ultimate outcome of EPA’s actions, the Company's estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed an LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $25 and $26 are included in the environmental remediation balance as of March 31, 2026 and December 31, 2025, respectively. Further, The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has filed a pro forma objection to the conditional fine. This procedure is on hold upon the Company’s request because of the pending permit application. The Company has piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. The Company has not recorded a liability for this matter as of March 31, 2026 as it believes that it is operating in compliance with the applicable permitting and is not subject to any conditional fines that the DCMR previously asserted it would raise. As of March 31, 2026, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of March 31, 2026 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

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

In connection with the New Jersey settlement negotiations, in the second quarter of 2025, the Company recorded a $60 increase to certain of its environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the Company’s change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of March 31, 2026, the Company has total environmental and legal remediation-related liabilities recorded for these sites of $166, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental and legal remediation-related liabilities for these sites is approximately $264.

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

Chemours incurred environmental remediation expenses of $13 and $10 for the three months ended March 31, 2026 and 2025, respectively, of which $4 in each period relate to Fayetteville (discussed further below).

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

Consent Order with North Carolina Department of Environmental Quality (“NC DEQ”)

In February 2019, the North Carolina Superior Court for Bladen County approved a Consent Order (“CO”) between NC DEQ, Cape Fear River Watch ("CFRW"), and the Company, resolving the State’s and CFRW’s lawsuits and other matters (including Notices of Violation (“NOV”) issued by the State). Under the terms of the CO, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and agreed to certain compliance measures (with stipulated penalties for failures to do so), including the following:

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2026 and December 31 2025.

	March 31, 2026	December 31, 2025
On-site remediation	$174	$176
Off-site groundwater remediation	142	144
Total Fayetteville environmental remediation	$316	$320

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2026 and December 31 2025.

	March 31, 2026	December 31, 2025
Current environmental remediation	$51	$46
Long-term environmental remediation	265	274
Total Fayetteville environmental remediation	$316	$320

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

At March 31, 2026 and December 31 2025, the Company had $123 and $124 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of March 31, 2026 and December 31 2025, the Company had $19 and $20, respectively for both periods, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $174 and $176 at March 31, 2026 and December 31 2025, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites

In February 2019, the Company received a NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company continues to progress in discussion with EPA regarding PFAS-related allegations at its U.S. Advanced Performance Materials sites. In connection with these ongoing discussions, during the first quarter of 2026 the Company accrued an amount that did not materially affect results of operations for the period relating to alleged violations and exceedances. The Company believes it is reasonably possible that a resolution of these discussions may also include abatement and could include commitments to make multi-year future capital and other operating-related expenditures at its sites, or requirements to pay certain amounts, as well as possible changes to programs near the sites. These discussions are complex and involve multiple parties, and, as such, the amount of any reasonably possible loss cannot be estimated as there continues to be significant uncertainty as to any potential outcome of these discussions, including potential scope, terms, or timing. There can be no assurance that any discussion will result in a resolution. Any potential resolution of these discussions and any reasonably possible future committed expenditures could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,600 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In December 2024, EID and Chemours filed a motion to decertify the class on the grounds, among others, that the class representatives are inadequate and not representative. In September 2025 the Court denied the motion to decertify without prejudice. In January 2026, the Court scheduled a one-week trial in July 2026 that will cover four individual well owner cases. The Court also plans to have another one-week trial in the fourth quarter of 2026 covering two individual well owner cases. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

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

Also, in March 2022 Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In April 2024, the plaintiff filed a voluntary dismissal of the fraudulent transfer counts. In September 2025, the court granted partial summary judgment in favor of Cumberland County on liability for nuisance and trespass, leaving the issue of damages, if any, for trial. In December 2025, Defendants petitioned for appeal of this ruling, which was denied in February 2026. Trial is scheduled for August 2026.

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint was later amended to add Corteva and to drop DowDuPont. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages. In February 2023, the matter was removed to federal court. In July 2024, the court dismissed the claims for products liability, deceptive trade practices and public nuisance.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2026, Aqua North Carolina filed suit in the Eastern District of North Carolina against Corteva, DuPont, the Company and John Doe defendants, asserting cost recovery claims under CERCLA for response costs and damages regarding PFAS contamination of source waters serving affected Aqua water utilities and wastewater treatment plants in southeastern North Carolina.

As of March 31, 2026, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded a March 31, 2026 and December 31, 2025, respectively, with respect to this indemnification.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the National Pollutant Discharge Elimination System (“NPDES”) permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. The court held an evidentiary hearing on the motion for preliminary injunction from May 21-23, 2025 during which the court moved the trial date from March 2026 to September 16, 2025. In June 2025, the court granted a motion to intervene filed by Little Hocking Water Association ("LHWA"). On August 7, 2025, the Court issued a preliminary injunction that enjoined Chemours from discharging HFPO-DA in excess of effluent limits set by its NPDES Permit limits including by, but not limited to, production changes, process modifications, off-site treatment, or temporary cessation of operations. Chemours appealed the court’s preliminary injunction order to the Fourth Circuit and oral argument was held in March 2026. In the district court, Chemours filed a motion to stay the case pending a decision by the Fourth Circuit which was granted, and the underlying matter is now stayed. Management believes that a loss is reasonably possible but not estimable as there are significant factual and legal issues to be resolved.

Chemours Washington Works discharges, through outfalls at the site, wastewater, and stormwater pursuant to a NPDES permit issued by the West Virginia Department of Environmental Protection ("WV DEP"). In addition, we discharge treated wastewater and non-contact cooling water from a second perfluoroalkoxy (“PFA”) processing line pursuant to a separate NDPES permit which expires in July 2026. We have continued to engage with regulatory authorities on these NPDES permits including providing additional data and information as requested. In April 2026, we submitted a modification to allow extension of the second PFA processing line NPDES permit while the site-wide NPDES permit renewal application continues to be evaluated. If we are unable to agree with the WV DEP on NPDES permit renewals or extensions at our Washington Works site, this could impact our ability to operate the site and could have a material adverse effect on the Company’s financial position, results of operations, and cash flows, including that this could represent an indicator of potential impairment of the Company’s long-lived assets which could trigger an assessment of the recoverability of the related assets and such an assessment could result in future impairment losses.

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $7 and $5 for the three months ended March 31, 2026 and 2025, respectively.

On April 24, 2026, stockholders approved The Chemours Company 2026 Equity and Incentive Plan (the “2026 Plan”), which provides for grants to employees, independent contracts, or non-employee directors of the Company of different forms of awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards and dividend equivalent rights, with a maximum of 6,375,275 shares reserved for issuance, less one share for every one share of common stock granted under The Chemours Company 2017 Equity and Incentive Plan, as amended and restated (the "2017 Plan") between March 2, 2026 and the effective date of the 2026 Plan. The 2026 Plan replaced the 2017 Plan. Outstanding awards under the 2017 Plan will remain outstanding under the 2017 Plan in accordance with their terms. Shares underlying awards granted under the 2017 Plan that are forfeited, canceled or otherwise do not result in the issuance of shares, will be available for issuance under the 2026 Plan in accordance with its terms.

Stock Options

There were no stock options granted during the three months ended March 31, 2026.

The Company recorded $1 and $2 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, approximately 4,262,400 stock options remained outstanding.

Restricted Stock Units

During the three months ended March 31, 2026, Chemours granted approximately 1,044,000 restricted stock units (“RSUs”) to certain management and employees under the 2017 Plan. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $6 and $3 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, approximately 2,159,000 remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Share Units

On March 2, 2026, Chemours granted approximately 373,000 performance share units (“PSUs”) to key senior management employees under the 2017 Plan. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

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

Three Months Ended March 31, 2026
Risk-free interest rate	3.46%
Forecast period (years)	2.83
Volatility	59.60%
Dividend yield	0%
Fair value per performance share unit (1)	$27.78
(1)
Represents the grant date fair value as of March 2, 2026.

The Company recorded stock-based compensation expense of less than $1 for each of the three months ended March 31, 2026 and 2025, based on its assessment of Company performance relative to award-based financial objectives. At March 31, 2026, approximately 635,000 PSUs at 100% of the target amount remained non-vested.

Performance Stock Options

There were no performance stock options ("PSOs") granted during the three months ended March 31, 2026.

The Company recorded less than $1 in stock-based compensation expense specific to its PSOs for each of the three months ended March 31, 2026 and 2025.

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2026	$(51)	$(8)	$(144)	$(41)	$(244)
Other comprehensive income (loss)	18	7	(26)	1	—
Balance at March 31, 2026	$(33)	$(1)	$(170)	$(40)	$(244)

Balance at January 1, 2025	$39	$4	$(354)	$(56)	$(367)
Other comprehensive (loss) income	(19)	(6)	59	(1)	33
Balance at March 31, 2025	$20	$(2)	$(295)	$(57)	$(334)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2026, the Company had 10 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $209, and an average maturity of one month. At December 31, 2025, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170, and an average maturity of one month. Chemours recognized net losses of $3 and $2 for the three months ended March 31, 2026 and 2025, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2026, the Company had 177 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $208, and an average maturity of five months. At December 31, 2025, the Company had 170 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214, and an average maturity of four months. Chemours recognized a pre-tax gain of $4 and a pre-tax loss of $4 for the three months ended March 31, 2026 and 2025, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2026 and 2025, $3 of loss and $2 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately less than $1 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At March 31, 2026 and December 31, 2025, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized a pre-tax gain of $1 and a pre-tax loss of $1 for the three months ended March 31, 2026 and 2025, respectively, within accumulated other comprehensive loss. For each of the three months ended March 31, 2026 and 2025, less than $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $2 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 7 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $10 and a pre-tax loss of $15 for the three months ended March 31, 2026 and 2025, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2026 and 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Investment Hedge – Cross-Currency Swaps

Concurrently with the offering of the senior unsecured notes due January 2022 (as described further in "Note15 - Debt"), the Company entered into a cross-currency swap to effectively convert $600 of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 at prevailing euro interest rates, maturing on January 15, 2030. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized a pre-tax gain of $17 for the three months ended March 31, 2026 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the three months ended March 31, 2026.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2026 and December 31, 2025.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2026	December 31, 2025
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	4	—
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 8)	—	—
Total asset derivatives		$4	$—

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	—	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 14)	2	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 14)	42	59
Total liability derivatives		$44	$65

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2026 and 2025.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Three Months Ended March 31,	Goods Sold	Expense, Net	Income, Net	Loss
2026
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(3)	$—
Foreign currency forward contracts designated as a cash flow hedge	(3)	—	—	4
Interest rate swaps designated as a cash flow hedge	—	—	—	1
Euro-denominated debt designated as a net investment hedge	—	—	—	10
Cross-currency swap designated as a net investment hedge	—	—	—	17

2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	(4)
Interest rate swaps designated as a cash flow hedge	—	—	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(15)
Cross-currency swap designated as a net investment hedge	—	—	—	(11)

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Service cost	$(2)	$(2)
Interest cost	(4)	(3)
Expected return on plan assets	6	6
Amortization of actuarial loss	—	(1)
Amortization of prior service gain	—	—
Settlement gain	—	—
Total net periodic pension cost	$—	$—

Net gain	$—	$—
Prior service cost	—	—
Amortization of actuarial loss	—	1
Amortization of prior service gain	—	—
Recognition of settlement gain	—	—
Curtailment gain	—	—
Effect of foreign exchange rates	1	(2)
Benefit (cost) recognized in other comprehensive income	1	(1)
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$1	$(1)

The Company made cash contributions of $3 and 4 to its defined benefit pension plans during each of the three months ended March 31, 2026 and 2025, respectively. The Company expects to make additional cash contributions of $1 to its defined benefit pension plans during the remainder of 2026.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$563	$670
Restricted cash and restricted cash equivalents (1)	52	54
Cash, cash equivalents, restricted cash and restricted cash equivalents	$615	$724
(1)
At March 31, 2026 and December 31, 2025, the restricted cash and restricted cash equivalent balances of $52 and $54, respectively, primarily includes cash and cash equivalents included in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. See “Note 17 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended March 31, 2026
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$568	$559	$243
Segment cost of goods sold	364	538	238
Segment selling, general and administrative expense	29	28	34
Segment research and development expense	7	7	11
Add back: Depreciation and amortization (2)	18	33	23
Equity in earnings of affiliates	3	—	5
Other segment items (3)	(1)	1	(17)
Segment Adjusted EBITDA	$190	$18	$5

March 31, 2026
Segment information from Interim Consolidated Balance Sheets:
Total assets	$1,799	$2,333	$1,674
Investments in affiliates	73	—	93

Three Months Ended March 31, 2026
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	20	15	12

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended March 31, 2025
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$466	$597	$294
Segment cost of goods sold	312	544	250
Segment selling, general and administrative expense	25	28	33
Segment research and development expense	7	7	12
Add back: Depreciation and amortization (2)	16	31	35
Equity in earnings of affiliates	2	—	6
Other segment items (3)	(1)	(1)	8
Segment Adjusted EBITDA	$141	$50	$32

December 31, 2025
Segment information from Consolidated Balance Sheets:
Total assets	$1,694	$2,399	$1,677
Investments in affiliates	73	—	87

Three Months Ended March 31, 2025
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	33	37	13
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

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended March 31, 2026
Net sales to external customers	$1,370	$11	$—	$1,381
Depreciation and amortization	$74	$1	$4	$79
Purchases of property, plant, and equipment	$47	$1	$1	$49

Three Months Ended March 31, 2025
Net sales to external customers	$1,357	$11	$—	$1,368
Depreciation and amortization	$82	$1	$5	$88
Purchases of property, plant, and equipment	$83	$1	$—	$84

Total Assets (1)
March 31, 2026	$5,806	$94	$1,367	$7,267
December 31, 2025	$5,770	$95	$1,517	$7,382
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Thermal & Specialized Solutions	$190	$141
Titanium Technologies	18	50
Advanced Performance Materials	5	32
Segment Adjusted EBITDA	213	223
Other non-reportable segment Adjusted EBITDA	3	1
Corporate expenses (1)	(47)	(57)
Unallocated Items:
Interest expense, net	(69)	(66)
Depreciation and amortization	(79)	(88)
Non-operating pension and other post-retirement employee benefit income	2	2
Exchange gains (losses), net	1	(3)
Restructuring, asset-related, and other charges (Note 4)	(13)	(21)
Loss on extinguishment of debt (2)	(9)	—
Gain on sales of assets and businesses, net	—	1
Transaction costs	(2)	(1)
Qualified spend recovery (3)	5	9
Litigation-related charges	(20)	—
Environmental charges	(7)	—
(Loss) income before income taxes	$(22)	$—
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
For the three months ended March 31, 2026, loss on extinguishments of debt includes $9, associated with our senior unsecured notes which is discussed in further detail in "Note 15 - Debt".
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".

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

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2025, and as otherwise discussed in this report. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Recent Developments

Senior Unsecured Notes Due March 2034

In March 2026, we issued $700 million aggregate principal amount of 7.875% senior unsecured notes due March 2034 (the "2034 Notes"). We received proceeds of $690 million, net of underwriting fees and other expenses of $10 million, which are deferred and amortized to interest expense over the term of the 2034 Notes. The net proceeds from the 2034 Notes together with cash on hand were used in part to redeem $188 million aggregate principal amount of the Company’s 5.750% senior notes due 2028 for an aggregate redemption price of approximately $190 million, which includes payments related to extinguishments of debt. The remaining net proceeds from the Offering were used to fund the redemption of the Company’s outstanding 5.375% senior notes due 2027 of $495 million aggregate principal amount, for an aggregate redemption price of $499 million, which includes payments related to extinguishments of debt.

Senior Secured Euro Term Loan due August 2028

Subsequent to the date of these financial statements, in April 2026, the Company used €140 million of cash to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028.

Sale of Former Taiwan Titanium Technologies Site

In January 2026, the Company entered into four separate Real Estate Sale and Purchase Agreements with four entities affiliated with each other, to sell the remaining ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360 million. Subsequent to the date of these financial statements, in April 2026, the Company completed the sale of nine of the ten parcels and received net cash proceeds locally of $287 million. The net cash proceeds include approximately $300 million of gross cash proceeds, less approximately $12 million of transfer taxes and approximately $1 million of transaction costs. The net cash proceeds received in April do not include expected withholding taxes the Company would incur when it distributes cash out of the country. The Company expects to recognize a gain on sale of these nine parcels of approximately $265 million in the second quarter of 2026. The sale of the tenth parcel of land is expected to be completed by the end of 2026, subject to the satisfaction of certain closing conditions set forth in the respective Purchase Agreement and local regulatory approval, including environmental conditions.  The purchase price for the tenth parcel of land is expected to be approximately $55 million.

Washington Works Operational Disruption

In January 2026, our Washington Works site experienced a disruption that necessitated a temporary shutdown, limiting our capacity at this key manufacturing facility in our Advanced Performance Materials business. This event was traced to equipment affected by a local utility service outage in August of 2025, which is integral to our fluoropolymer supply chain and involves complex chemical processing technology. Although operations have resumed, the unplanned outage coincided with challenging winter weather, resulting in delays to the restart. This unplanned outage had negative earnings impact of $25 million for our Advanced Performance Materials business in the first quarter of 2026.

The Chemours Company

Tariffs

The chemicals sector has been and continues to be impacted by changes in U.S. and foreign trade policies, particularly the introduction and adjustment of tariffs by the United States as well as foreign retaliatory tariffs. We actively monitor changes and adjust our operations accordingly to enhance supply chain flexibility, including taking certain pricing actions and evaluating opportunities to source products not directly impacted by existing or potential tariffs. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President of the United States to impose tariffs. The Court of International Trade has ordered U.S. Customs and Border Protection to begin the process of returning paid tariffs to importers. Importers of record can seek refunds for paid IEEPA tariffs, though the process is expected to involve complex, phased, or potentially prolonged procedures, and additional legal challenges. Subsequent to the date of these financial statements, in April 2026, the Company filed its IEEPA refund request. The Company has not received any IEEPA refunds to date. The receipt and timing of any IEEPA tariff refund is unknown. The long-term impact of tariffs, including potential changes to existing tariffs or the imposition of further retaliatory trade measures, as well as possible tariff refunds, on our business, financial condition and results of operations remains uncertain.

Iran Conflict

We are closely monitoring the ongoing conflict in the Middle East and the resulting volatility across energy markets and global chemical supply chains, which is adding uncertainty to the broader macro environment with the potential to weigh on demand, particularly in more impacted regions. While we have not experienced a material impact from the conflict in Iran on our U.S. operations during the period, as conditions evolve we are actively working to mitigate cost headwinds going forward. We are experiencing increased energy costs in our European operations, which have increased operating expenses during the period but did not have a material impact on our results of operations for the period. If elevated energy prices persist, we expect continued pressure on margins in those markets. The conflict is also causing global sulfur supply disruptions which is creating measurable price inflation for sulfate-based titanium dioxide producers. We are continuing to evaluate the extent to which these and other indirect effects of the conflict could have a material impact on our results of operations, financial condition, and cash flows.

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025
Net sales	$1,381	$1,368
Cost of goods sold	1,169	1,132
Gross profit	212	236
Selling, general, and administrative expense	147	123
Research and development expense	26	27
Restructuring, asset-related, and other charges	13	33
Total other operating expenses	186	183
Equity in earnings of affiliates	8	8
Interest expense, net	(69)	(66)
Loss on extinguishment of debt	(9)	—
Other income, net	22	5
Loss before income taxes	(22)	—
Provision for income taxes	7	5
Net loss	(29)	(5)
Net loss attributable to Chemours	$(29)	$(5)
Per share data
Basic (loss) earnings per share of common stock	$(0.19)	$(0.03)
Diluted (loss) earnings per share of common stock	(0.19)	(0.03)

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2026.

Change in net sales from prior period	Three Months Ended March 31, 2026
Price	2%
Volume	(4)%
Currency	3%
Portfolio	—%
Total change in net sales	1%

Our net sales were relatively flat at $1.4 billion for the three months ended March 31, 2026 and 2025 as a decrease in volume of 4% was offset by an increase in price of 2% and favorable currency movements of 3%. The decrease in volume was attributed to our Advanced Performance Materials segment, while the increase in price was attributed to our Thermal & Specialized Solutions segment.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $37 million (or 3%) to $1.2 billion for the three months ended March 31, 2026, compared with COGS of $1.1 billion for the same period in 2025. The increase in our COGS for the three months ended March 31, 2026 was primarily attributable to higher raw materials costs.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $24 million (or 20%) to $147 million for the three months ended March 31, 2026, compared with SG&A expense of $123 million for the same period in 2025. The increase in our SG&A expense for the three months ended March 31, 2026 was primarily attributable to higher litigation related charges and legacy legal fees in the period of approximately $15 million, as well as a decrease of approximately $8 million in the MOU benefit related to litigation costs.

Research and Development Expense

Our research and development (“R&D”) expense was relatively flat at $26 million for the three months ended March 31, 2026 compared with R&D expense of $27 million for the same period in 2025.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $20 million (or 61%) to $13 million for the three months ended March 31, 2026, compared with restructuring, asset-related, and other charges of $33 million for the same period in 2025. Our restructuring, asset-related, and other charges for the three months ended March 31, 2026 were attributable to $9 million of employee separation charges related to the 2026 Restructuring Program and $4 million of charges related to our decision to exit our SPS CapstoneTM business. Our restructuring, asset-related, and other charges for the three months ended March 31, 2025 were primarily attributable to $27 million of charges related to our decision to exit our SPS CapstoneTM business, $5 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan and $1 million of decommissioning and other charges related to the 2024 Restructuring Program.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates was flat at $8 million for the three months ended March 31, 2026, compared with equity in earnings of affiliates of $8 million for the same period in 2025.

The Chemours Company

Interest Expense, Net

Our interest expense, net increased by $3 million (or 5%) to $69 million for the three months ended March 31, 2026, compared with interest expense, net of $66 million for the same period in 2025. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following the amendment to the Amended and Restated Credit Agreement related to the 2032 U.S. Dollar Term Loan in October 2025 and the issuance of the 2034 Notes in March 2026.

Loss on Extinguishment of Debt

For the three months ended March 31, 2026, we recognized a net loss on extinguishment of debt, which reflects costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, during the first quarter of 2026. See "Note 15 - Debt" to the Interim Consolidated Financial Statements for further details.

Other Income, Net

Our other income, net increased by $17 million (or 340%) to $22 million for the three months ended March 31, 2026, compared with other income, net of $5 million for the same period in 2025. The increase in our other income, net was primarily attributable to the gain on sale related to the licensing of certain intellectual property and sale of related assets associated with Zelan™ repellents, which is part of the Advanced Performance Materials business.

Provision for Income Taxes

We recognized a provision for income taxes of $7 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

There was a $2 million increase in our provision for income taxes for the three months ended March 31, 2026 as compared to the prior period; however, our provision for income taxes for the three months ended March 31, 2026 was primarily impacted by our geographic mix of earnings, profit in inventory, a continued build in US Federal, state, and foreign valuation allowances, as well as certain legal accruals deemed non-deductible for tax purposes. These were offset by a foreign derived deduction eligible income tax benefit. Our provision for the three months ended March 31, 2025 was primarily impacted by mix of earnings, a build in valuation allowance against certain state net operating losses and deferred tax assets, and profit in inventory.

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

A reconciliation of Segment Adjusted EBITDA to the Company's consolidated income (loss) before income taxes for the three months ended March 31, 2026 and 2025 is included in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Segment net sales	$568	$466
Adjusted EBITDA	190	141
Adjusted EBITDA margin	33%	30%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three months ended March 31, 2026, compared with the same period in 2025.

Change in segment net sales from prior period	Three Months Ended March 31, 2026
Price	11%
Volume	9%
Currency	2%
Total change in segment net sales	22%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $102 million (or 22%) to $568 million for the three months ended March 31, 2026, compared with segment net sales of $466 million for the same period in 2025. The increase in segment net sales for the three months ended March 31, 2026 was primarily attributable to an increase in prices of 11%, volumes of 9%, and favorable currency movements adding a 2% tailwind to the segment’s net sales as compared to the same period in the prior year. The increase in volume was primarily attributable to stronger demand for Opteon™ Refrigerants as well as higher volumes for Freon™ Refrigerant products. The increase in price was primarily related to stronger prices across our refrigerant portfolio.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2026, segment Adjusted EBITDA increased by $49 million (or 35%) to $190 million and Adjusted EBITDA margin increased by approximately 300 basis points to 33%, compared with segment Adjusted EBITDA of $141 million and Adjusted EBITDA margin of 30% for the same period in 2025. The increase in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2026 was primarily attributable to the aforementioned increase in price and volumes primarily related to stronger demand across our refrigerant portfolio, as well as favorable currency movements, partially offset by the input cost headwinds.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Segment net sales	$559	$597
Adjusted EBITDA	18	50
Adjusted EBITDA margin	3%	8%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2026, compared with the same period in 2025.

Change in segment net sales from prior period	Three Months Ended March 31, 2026
Price	(2)%
Volume	(7)%
Currency	3%
Total change in segment net sales	(6)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $38 million (or 6%) to $559 million for the three months ended March 31, 2026 compared with segment net sales of $597 million for the same period in 2025. The decrease in segment net sales for the three months ended March 31, 2026 was primarily attributable to a decrease in volumes of 7% and a decrease in price of 2%, partially offset by favorable currency movements adding a 3% tailwind to the segment’s net sales as compared to the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2026 segment Adjusted EBITDA decreased by $32 million (or 64%) to $18 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 3%, compared with segment Adjusted EBITDA of $50 million and Adjusted EBITDA margin of 8% for the same period in 2025. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2026 were primarily attributable to the aforementioned decrease in price, lower costs absorption as a result of lower volumes, unfavorable production mix and higher input costs, partially offset by favorable currency movements.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Segment net sales	$243	$294
Adjusted EBITDA	5	32
Adjusted EBITDA margin	2%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three months ended March 31, 2026, compared with the same period in 2025.

Change in segment net sales from prior period	Three Months Ended March 31, 2026
Price	(1)%
Volume	(19)%
Currency	3%
Total change in segment net sales	(17)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $51 million (or 17%) to $243 million for the three months ended March 31, 2026, compared with segment net sales of $294 million for the same period in 2025. The decrease in segment net sales for the three months ended March 31, 2026 was primarily attributable to a 19% decrease in volume and a 1% decrease in price, partially offset by favorable currency movements adding a 3% tailwind to the segment’s net sales in the same period of the prior year. Volumes decreased primarily due to operational impacts related to the outage at the Washington Works site, the exit of the SPS CapstoneTM product line as well as weakness in cyclical end markets impacting Advanced Materials and products serving hydrogen markets under Performance Solutions.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2026, segment Adjusted EBITDA decreased by $27 million (or 84%) to $5 million and Adjusted EBITDA margin decreased by approximately 900 basis points to 2%, compared with segment Adjusted EBITDA of $32 million and Adjusted EBITDA margin of 11% for the same period in 2025. The decrease in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2026 was primarily attributable to lower volumes, as a result of operational impacts related to the outage at the Washington Works site, as well as contractual sales timing, partially offset by favorable currency movements.

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

Corporate and Other costs decreased by $10 million (or 18%) to $47 million for the three months ended March 31, 2026, compared with Corporate and Other costs of $57 million for the same period in 2025. The decrease in Corporate and Other costs for the three months ended March 31, 2026 was primarily attributable to lower legacy legal costs (net of applicable MOU benefit) and lower environmental reserve adjustments in the first quarter of 2026, partially offset by an increase in executive office spend and an increase in costs related to our long term incentive plan.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Corporate expenses	$(47)	$(57)
Unallocated items:
Interest expense, net	(69)	(66)
Depreciation and amortization	(79)	(88)
Non-operating pension and other post-retirement employee benefit income	2	2
Exchange gains (losses), net	1	(3)
Restructuring, asset-related, and other charges (Note 4 to the Interim Consolidated Financial Statements)	(13)	(21)
Loss on extinguishment of debt (1)	(9)	—
Gain on sales of assets and business, net	—	1
Transaction costs	(2)	(1)
Qualified spend recovery (2)	5	9
Litigation-related charges	(20)	—
Environmental charges	(7)	—
Corporate expenses and unallocated items	$(238)	$(224)
(1)
For the three months ended March 31, 2026, loss on extinguishments of debt includes $9, associated with our senior unsecured notes, which are discussed in further detail in "Note 15 - Debt".
(2)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility, receivable factoring facilities and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of May 2027.

At March 31, 2026, we had total unrestricted cash and cash equivalents of $563 million, of which $357 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of March 31, 2026 was $953 million, net of $47 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At March 31, 2026, we were in compliance with the applicable covenants under the Credit Agreement. Our revolving commitments are comprised of $780 million in revolving commitments that mature on May 2, 2030 and $220 million in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least May 2027.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the three months ended March 31, 2026 and 2025, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $66 million and $93 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. See “Note 8 – Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

The Chemours Company

In March 2026, we issued $700 million aggregate principal amount of 2034 Notes. We received proceeds of $690 million, net of underwriting fees and other expenses of $10 million, which are deferred and amortized to interest expense over the term of the 2034 Notes. The net proceeds from the 2034 Notes together with cash on hand were used in part to redeem $188 million aggregate principal amount of the Company’s 5.750% senior notes due 2028 for an aggregate redemption price of approximately $190 million, which includes payments related to extinguishments of debt. The remaining net proceeds from the Offering were used to fund the redemption of the Company’s outstanding 5.375% senior notes due 2027 of $495 million aggregate principal amount, for an aggregate redemption price of $499 million, which includes payments related to extinguishments of debt.

In April 2026, the Company used €140 million of cash to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028.

Thereby, as a result of the recent debt activity as mentioned above, the anticipated annual interest expense is expected to increase approximately $9 million, which is the result of an increase of approximately $18 million, net, in relation to the issuance of the 2034 Notes and repayments of the senior unsecured notes due May 2027 and partial repayment of the senior unsecured notes due November 2028 in March 2026, partially offset by a decrease of approximately $9 million related to the April 2026 pay down of a portion of the outstanding tranche B-3 euro term loan due August 2028. For further details, see “Note 20 – Debt” to the Interim Consolidated Financial Statements.

A substantial majority of the $357 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at March 31, 2026, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the three months ended March 31, 2026, we received approximately $93 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At March 31, 2026, our consolidated balance sheets include $617 million for environmental remediation liabilities, of which $97 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $97 million, $51 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $1.3 billion is available after consideration of the funding of the payment to the State of Ohio, and supplemental payment to the State of Delaware, and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1.3 billion available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

The Chemours Company

•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. Pursuant to the terms of the PFAS Insurance Proceeds Memorandum of Understanding ("PFAS Insurance MOU"), the parties agreed to suspend the obligation of each of the parties to fund the $50 million MOU payments due by September 30, 2025. Additionally, also pursuant to the terms of the PFAS Insurance MOU, the parties agreed that our future MOU funding requirements will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement. The next escrow payment of $50 million is expected to be made on or before September 30, 2026 and the following payments are expected on or before September 30 of each subsequent year through and including 2028. As such, at March 31, 2026 and December 31, 2025, we had $50 million deposited into the escrow account. If on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement remaining, following the $45 million paid to the state in November 2025, is $10 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, in January 2026, we contributed our portion of the supplemental payment to the State of Delaware for $13 million. The remaining amounts related to the State of Ohio were paid in April 2026. In June 2025, EID and Chemours reached an agreement in principle to resolve the Hoosick Falls class action lawsuit. Our portion of the total settlement in accordance with the MOU is $13.5 million with $11 million expected to be paid within the next 12 months and the remaining $2.5 million paid in five installments annually. In August 2025, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”), and the State of New Jersey agreed to a Judicial Consent Order (“JCO”) on terms consistent with the recommended settlement agreement. Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 million over a 25-year period. Our portion of the scheduled annual settlement payments is $266 million as of March 31, 2026 on a net present value basis. We expect that the $150 million consideration pursuant to the PFAS Insurance MOU as well as the $50 million restricted cash in the MOU escrow account will fully fund our New Jersey settlement payment obligations through at least 2030. We have accrued litigation of $491 million at March 31, 2026, which is inclusive of settlement agreements with Ohio and Delaware, of which $176 million is classified as current. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of May 2027. Our capital allocation strategy is aligned with our strategic priorities under Pathway to Thrive and commitment to balance sheet flexibility. Our capital allocation strategy seeks to (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Since its inception, the Company has consistently maintained a long practice of returning capital to its shareholders, which will remain a strategic priority going forward. On May 5, 2026, the Board of Directors of Chemours declared a quarterly cash dividend of $0.0875 per share on the Company's common stock for the second quarter of 2026. The dividend will be paid on June 16, 2026, to stockholders of record as of May 17, 2026.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Cash used for operating activities	$(44)	$(112)
Cash used for investing activities	(44)	(86)
Cash used for financing activities	(19)	(57)

Operating Activities

We used $44 million and $112 million in cash flows for our operating activities during the three months ended March 31, 2026 and 2025, respectively. The decrease in our operating cash outflows was primarily attributable to the timing of accounts payable related to major plant turnaround activities that took place in the fourth quarter of 2024 that do not occur annually. These turnaround activities in the fourth quarter of 2024 resulted in an increase to payables during the period, that were subsequently paid in the first quarter of 2025. These changes were partially offset by lower earnings in the first quarter of 2026.

Investing Activities

We used $44 million and $86 million in cash flows for our investing activities during the three months ended March 31, 2026 and 2025, respectively, which was primarily attributable to purchases of property, plant, and equipment amounting to $49 million and $84 million, respectively. This was primarily driven by the timing of when payments occurred for capital expenditures. For the three months ended March 31, 2026, this usage was partially offset by $7 million in proceeds from the sales of assets.

Financing Activities

We used $19 million in cash flows for our financing activities during the three months ended March 31, 2026 which was primarily attributable to our capital allocation activities, resulting in $13 million of cash dividends, $3 million of payments on finance leases, $10 million of payments of debt issuance cost, $6 million of debt extinguishment payments and $689 million of debt repayments, partially offset by $700 million of proceeds from issuance of debt and $2 million of net proceeds in connection with one of our supplier financing programs.

We used $57 million in cash flows for our financing activities during the three months ended March 31, 2025 which was primarily attributable to our capital allocation activities, resulting in $37 million of cash dividends, $8 million of net payments in connection with one of our supplier financing programs, and $8 million of debt repayments.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2026 and December 31, 2025.

(Dollars in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$563	$670
Restricted cash and restricted cash equivalents	—	2
Accounts and notes receivable, net	759	679
Inventories	1,536	1,569
Prepaid expenses and other	69	80
Assets held for sale	1	1
Total current assets	$2,928	$3,001

Our accounts and notes receivable, net increased by $80 million (or 12%) to $759 million at March 31, 2026, compared with accounts and notes receivable, net of $679 million at December 31, 2025. This increase in our accounts and notes receivable, net at March 31, 2026 was primarily attributable to higher net sales within our Thermal & Specialized Solutions business in line with seasonality, partially offset by collections through our Accounts Receivable Securitization facility and EU factoring in the first quarter of 2026.

Our inventories decreased by $33 million (or 2%) to $1.5 billion at March 31, 2026, compared with inventories of $1.6 billion at December 31, 2025. The decrease in our inventories at March 31, 2026 was primarily attributable to a decrease in raw materials and finished goods inventories, partially offset by an increase in semi finished inventories.

Our prepaid expenses and other decreased by $11 million (or 14%) to $69 million at March 31, 2026, compared with prepaid expenses and other of $80 million at December 31, 2025. The decrease in our prepaid expenses and other was primarily due to decreases in prepaid tax and prepaid insurance amortization.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2026 and December 31, 2025.

(Dollars in millions)	March 31, 2026	December 31, 2025
Accounts payable	$891	$954
Compensation and other employee-related costs	122	96
Short-term and current maturities of long-term debt	37	42
Current environmental remediation	97	88
Other accrued liabilities	462	506
Total current liabilities	$1,609	$1,686

Our accounts payable decreased by $63 million (or 7%) to $891 million at March 31, 2026 compared with accounts payable of $954 million at December 31, 2025. The decrease in our accounts payable at March 31, 2026 was primarily attributable to lower spend in the first quarter of 2026, compared to the fourth quarter of 2025.

Our compensation and other employee-related costs increased by $26 million (or 27%) to $122 million at March 31, 2026 compared with compensation and other employee-related costs of $96 million at December 31, 2025. The increase in our compensation and other employee-related costs at March 31, 2026 was primarily attributable to higher accruals for employee benefits and performance-related compensation in line with the expected payout.

Our short-term and current maturities of long-term debt decreased by $5 million (or 12%) to $37 million at March 31, 2026 compared with short-term and current maturities of long-term debt of $42 million at December 31, 2025. The decrease in our short-term and current maturities of long-term debt was primarily attributable to the timing of expected payments.

Our current environmental remediation increased by $9 million (or 10%) to $97 million at March 31, 2026 compared with current environmental remediation of $88 million at December 31, 2025. The increase in our current environmental remediation was primarily attributable to higher environmental remediation accruals in the first quarter of 2026.

The Chemours Company

Our other accrued liabilities decreased by $44 million (or 9%) to $462 million at March 31, 2026 compared with other accrued liabilities of $506 million at December 31, 2025. The decrease in our other accrued liabilities was primarily attributable to payment of customer discounts and rebates in the first quarter of 2026, a decrease in derivative instruments related to a cross currency swap, a decrease in accrued litigation following a payment to the State of Delaware, a decrease to income tax payable and a property tax net payment made in the first quarter of 2026. These decreases were partially offset by an increase in our interest accrued as driven by the timing of payments, as well as increases to deferred revenue, accrued severance and asset retirement obligations.

Credit Facilities and Notes

Refer to “Note 15 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our credit facilities and notes.

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

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangement described in our MD&A and "Note 20 – Debt" to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At March 31, 2026 and December 31, 2025, our consolidated balance sheets include environmental remediation liabilities of $617 million and $618 million, respectively, relating to these matters, which, as discussed in further detail below, include $316 million and $320 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $630 million above the amount accrued at March 31, 2026. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2026 and December 31, 2025, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	March 31, 2026	December 31, 2025
Chambers Works, Deepwater, New Jersey	$73	$73
Dordrecht Works, Netherlands	29	30
Fayetteville Works, Fayetteville, North Carolina	316	320
Pompton Lakes, New Jersey	53	53
Washington Works, West Virginia	23	24
All other sites	123	118
Total environmental remediation	$617	$618

The five sites listed above represent 80% and 81% of our total accrued environmental remediation liabilities at March 31, 2026 and December 31, 2025, respectively. For these five sites, we expect to spend, in the aggregate, $178 million over the next three years. For all other sites, we expect to spend $69 million over the next three years.

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

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $25 million and $26 million are included in the environmental remediation balance as of March 31, 2026 and December 31, 2025, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. We do not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Previously, the Company had not accrued for any amounts related to the fund. Although the Company believed a loss was probable and could be material, an amount of loss was not deemed estimable. In the fourth quarter of 2025, the Company, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework. Based on the proposed framework, the Company reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, in the fourth quarter of 2025, the Company accrued an amount that did not materially affect results of operations for the period related to the potential fund which represents its 50% share of the total funding included in the settlement framework. This amount remains accrued as of March 31, 2026.

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

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We filed a pro forma objection to the conditional fine. This procedure is on hold upon our request because of the pending permit application. We have piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. We have not recorded a liability for this matter at March 31, 2026 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

Beginning in 1996, several stages of site investigation were conducted under oversight by NC DEQ, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of PFAS beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of GenX in on-site groundwater wells during our investigations in 2017, NC DEQ issued a Notice of Violation ("NOV") in September 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $23 million and $24 million as of March 31, 2026 and December 31, 2025, respectively.

The Chemours Company

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued an NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent ("AOC") with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August, 2023 we submitted an Alternatives Analysis and Implementation Plan ("AA&IP") consistent with the Administrative Order on Consent. In December 2024, EPA issued comments on the AA&IP, accepting certain provisions and rejecting other provisions of the plan. In December 2024, we submitted a revised NPDES permit application which includes abatement and other practices to substantially address the discharge exceedances subject to the AOC. In April 2025, we submitted a revised AA&IP in response to EPA to comments and to conform with the revised NPDES permit application. We expect to make future capital and other operating-related expenditures at Washington Works in connection with the AOC and permit application. In addition, we discharge treated wastewater and non-contact cooling water from a second perfluoroalkoxy (“PFA”) processing line pursuant to a separate NDPES permit which expires in July 2026. In April 2026, we submitted a modification to allow extension of the second PFA processing line NPDES permit while the site-wide NPDES permit renewal application continues to be evaluated. In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO-DA, under the NPDES permit held by the Chemours Washington Works facility.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $18 million and $16 million as of March 31, 2026 and December 31, 2025, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

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

As part of delivering trusted chemistry, we focus on the responsible stewardship of climate and water. Our 2030 goals include:

•
60% absolute reduction in Scope 1 and Scope 2 GHG emissions;
•
25% reduction in Scope 3 emissions intensity; and
•
99% or more reduction of air and water process emissions of fluorinated organic chemicals ("FOCs").

The Chemours Company

In 2021, we updated our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we signed a commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions. In May 2024, the SBTi approved Chemours’ near-term science-based emissions reduction targets which includes our 2030 goal of a 60% absolute reduction of Scope 1 and 2 emissions and 25% per ton of product reduction in our Scope 3 emissions intensity. Beyond the progress we have made reducing our operational footprint through Scope 1 and 2 reductions, the reduction of our Scope 3 emissions will enable us to partner with our suppliers to further improve our product carbon footprint by reducing upstream emissions, as well as reduce downstream emissions through the ongoing adoption of low carbon solutions enable by Chemours innovation like our Opteon™ portfolio of low global warming potential refrigerants.

Making people’s lives better centers on the essentiality of our products and the critical end markets they serve. From life-saving medical applications and low global warming potential refrigerants, to durable paints and coatings, semiconductor chips and clean energy technologies such as EV batteries, Chemours chemistries power products that the world needs. We believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, our customers, and our communities. Climate change-related matters for our company are likely to be driven by changes in physical and transition risk, such as regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations, inclusive of restrictions on GHG emissions, cap and trade emissions trading systems, and taxes on GHG emissions, fuel, and energy, among other provisions. Such regulatory matters have led, and are expected to continue to lead, to subsequent developments in product technology and demand. This helps guide our investment decisions and drive growth in demand for low-carbon and energy efficient products, manufacturing technologies, and services that facilitate adaptation to a changing climate. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and are well-positioned to take advantage of opportunities that may arise from increased market demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

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

In our Advanced Performance Materials segment, we see continued increasing demand for some of our key growth markets, offset by the more mature markets that are impacted by cyclical demand. Further, our fluoropolymers are critical to delivering durable, high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving vehicle emission controls and fuel economy, enabling vehicle electrification by improving performance of batteries while enabling cost-reductions, and improving the sustainability footprint and performance of hybrid and electric car batteries. Our fluoropolymer technology also supports market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2026, we had 10 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $209 million, the fair value of which amounted to less than negative $1 million. At December 31, 2025, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170 million, the fair value of which amounted to less than $1 million. We recognized net losses of $3 million and $2 million for the three months ended March 31, 2026 and 2025, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2026, we had 177 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $208 million, the fair value of which amounted to $4 million. At December 31, 2025, we had 170 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax gain of $4 million and a pre-tax loss of $4 million for the three months ended March 31, 2026 and 2025, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2026 and 2025, $3 million of loss and $2 million of gain were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $10 million and a pre-tax loss of $15 million for the three months ended March 31, 2026 and 2025, respectively, on our net investment hedge within accumulated other comprehensive loss.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to negative $42 million and $59 million at March 31, 2026 and December 31, 2025, respectively. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax gain of $17 million for the three months ended March 31, 2026 on our cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the three months ended March 31, 2026.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate, as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At March 31, 2026 and December 31, 2025, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $2 million and negative $3 million, respectively. We recognized a pre-tax gain of $1 million for the three months ended March 31, 2026 within accumulated other comprehensive loss. We recognized a pre-tax loss of $1 million within accumulated other comprehensive loss during the three months ended March 31, 2025. For each of the three months ended March 31, 2026 and 2025, less than $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

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

As of March 31, 2026, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Except for the updated risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, we, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court, and was completed in March 2026. EPA has commenced the rulemaking process to rescind the Index PFAS portions of the 2024 MCLs regulation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2022 Share Repurchase Program

On April 27, 2022, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, shares of our common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2022 Share Repurchase Program became effective on April 27, 2022 and expired on December 31, 2025.

Through December 31, 2025, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases during the three months ended March 31, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

Insider Trading Arrangements.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026.

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

4.1

Indenture, dated as of November 27, 2020, among The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).

4.2

Fourth Supplemental Indenture, dated as of March 12, 2026, among The Chemours Company, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 12, 2026).

4.3

Specimen 7.875% Senior Notes Due 2034 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 12, 2026).

10.1*

Real Estate Sale and Purchase Agreement, dated January 15, 2026, by and between Century Wind Power Co., Ltd. and The Chemours (Taiwan) Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 16, 2026).

10.2*

Real Estate Sale and Purchase Agreement, dated January 15, 2026, by and between Century Iron and Steel Industrial Co., Ltd. and The Chemours (Taiwan) Company Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 16, 2026).

10.3*

Real Estate Sale and Purchase Agreement, dated January 15, 2026, by and between Century Huaxin Wind Energy Co., Ltd. and The Chemours (Taiwan) Company Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 16, 2026).

10.4*

Real Estate Sale and Purchase Agreement, dated January 15, 2026, by and between Lai Wen-Hsiang and The Chemours (Taiwan) Company Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 16, 2026).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, which has been formatted in Inline XBRL and included within Exhibit 101.

*Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	May 5 2026

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)