Form 10-Q
period 2026-06-30
Chemours Co
filed 2026-08-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 150,498,995 shares of common stock, $0.01 par value, outstanding at July 30, 2026.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,591	$1,615	$2,972	$2,983
Cost of goods sold	1,305	1,337	2,474	2,469
Gross profit	286	278	498	514
Selling, general, and administrative expense	469	424	616	547
Research and development expense	27	28	53	55
Restructuring, asset-related, and other charges	3	18	16	51
Total other operating expenses	499	470	685	653
Equity in earnings of affiliates	9	9	17	17
Interest expense, net	(68)	(67)	(137)	(133)
Loss on extinguishment of debt	(2)	—	(11)	—
Other income, net	273	2	296	6
Loss before income taxes	(1)	(248)	(22)	(249)
Provision for income taxes	273	131	281	135
Net loss	(274)	(379)	(303)	(384)
Less: Net income attributable to non-controlling interests	—	1	—	1
Net loss attributable to Chemours	$(274)	$(380)	$(303)	$(385)
Per share data
Basic (loss) earnings per share of common stock	$(1.81)	$(2.53)	$(2.01)	$(2.56)
Diluted (loss) earnings per share of common stock	(1.81)	(2.53)	(2.01)	(2.56)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$(274)			$(379)
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(5)	$10	5	$(97)	$23	(74)
Unrealized gain (loss) on cash flow hedge	2	—	2	(14)	2	(12)
Reclassifications to net income - cash flow hedge	2	—	2	(2)	—	(2)
Hedging activities, net	(1)	10	9	(113)	25	(88)
Cumulative translation adjustment	6	—	6	141	—	141
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	—	—	—	—	—	—
Effect of foreign exchange rates	—	—	—	(6)	—	(6)
Reclassifications to net income:
Amortization of actuarial loss	—	—	—	1	—	1
Amortization of prior service gain	—	—	—	—	—	—
Settlement gain	—	—	—	—	—	—
Defined benefit plans, net	$—	$—	—	$(5)	$—	(5)
Other comprehensive income			15			48
Comprehensive loss			(259)			(331)
Less: Comprehensive income attributable to non-controlling interests			—			1
Comprehensive loss attributable to Chemours			$(259)			$(332)

	Six Months Ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$(303)			$(384)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$22	$—	22	$(123)	$30	(93)
Unrealized gain (loss) on cash flow hedge	6	(1)	5	(19)	3	(16)
Reclassifications to net income - cash flow hedge	7	(1)	6	(4)	—	(4)
Hedging activities, net	35	(2)	33	(146)	33	(113)
Cumulative translation adjustment	(19)	—	(19)	201	—	201
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	—	—	—	—	—	—
Effect of foreign exchange rates	1	—	1	(8)	—	(8)
Reclassifications to net income:
Amortization of actuarial loss	—	—	—	2	—	2
Amortization of prior service gain	—	—	—	(1)	—	(1)
Settlement gain	—	—	—	—	—	—
Defined benefit plans, net	$1	$—	1	$(7)	$—	(7)
Other comprehensive income			15			81
Comprehensive income (loss)			(288)			(303)
Less: Comprehensive income attributable to non-controlling interests			—			1
Comprehensive income (loss) attributable to Chemours			$(288)			$(304)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$671	$670
Restricted cash and restricted cash equivalents	—	2
Accounts and notes receivable, net	907	679
Inventories	1,452	1,569
Prepaid expenses and other	63	80
Assets held for sale	1	1
Total current assets	3,094	3,001
Property, plant, and equipment	9,993	9,920
Less: Accumulated depreciation	(6,965)	(6,842)
Property, plant, and equipment, net	3,028	3,078
Operating lease right-of-use assets	270	271
Goodwill	46	46
Other intangible assets, net	2	2
Investments in affiliates	170	160
Assets held for sale, non-current	—	21
Restricted cash and restricted cash equivalents	52	52
Other assets	488	751
Total assets	$7,150	$7,382
Liabilities
Current liabilities:
Accounts payable	$937	$954
Compensation and other employee-related cost	83	96
Short-term and current maturities of long-term debt	34	42
Current environmental remediation	124	88
Other accrued liabilities	683	506
Total current liabilities	1,861	1,686
Long-term debt, net	3,838	4,099
Operating lease liabilities	191	191
Long-term environmental remediation	671	530
Deferred income taxes	64	37
Other liabilities	573	588
Total liabilities	7,198	7,131
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 199,276,562 shares issued and 150,463,268 shares outstanding at June 30, 2026; 198,720,786 shares issued and 149,893,993 shares outstanding at December 31, 2025)	2	2
Treasury stock, at cost (48,813,294 shares at June 30, 2026 and 48,826,793 at December 31, 2025)	(1,801)	(1,802)
Additional paid-in capital	1,088	1,074
Retained earnings	891	1,220
Accumulated other comprehensive loss	(229)	(244)
Total Chemours stockholders’ equity	(49)	250
Non-controlling interests	1	1
Total equity	(48)	251
Total liabilities and equity	$7,150	$7,382

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2025	198,438,218	$2	48,870,197	$(1,804)	$1,060	$1,642	$(334)	$1	$567
Common stock issued - compensation plans	106,961	—	(23,318)	1	(1)	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(380)	—	1	(379)
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	48	—	48
Balance at June 30, 2025	198,545,179	$2	48,846,879	$(1,803)	$1,066	$1,249	$(286)	$2	$230

Balance at April 1, 2026	199,180,562	$2	48,825,334	$(1,802)	$1,081	$1,178	$(244)	$1	$216
Common stock issued - compensation plans	31,286	—	(12,040)	1	(1)	—	—	—	—
Exercise of stock options, net	64,714	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(274)	—	—	(274)
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	15	—	15
Balance at June 30, 2026	199,276,562	$2	48,813,294	$(1,801)	$1,088	$891	$(229)	$1	$(48)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2025	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,685	$(367)	$1	$572
Common stock issued - compensation plans	234,194	—	(24,723)	1	—	(1)	—	—	—
Exercise of stock options	10,952	—	—	—	—	—	—	—	—
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net (loss) income	—	—	—	—	—	(385)	—	1	(384)
Dividends declared on common shares ($0.3375 per share)	—	—	—	—	—	(50)	—	—	(50)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	81	—	81
Balance at June 30, 2025	198,545,179	$2	48,846,879	$(1,803)	$1,066	$1,249	$(286)	$2	$230

Balance at January 1, 2026	198,720,786	$2	48,826,793	$(1,802)	$1,074	$1,220	$(244)	$1	$251
Common stock issued - compensation plans	237,114	—	(13,499)	1	(1)	—	—	—	—
Exercise of stock options	318,662	—	—	—	3	—	—	—	3
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	—	—	(303)	—	—	(303)
Dividends declared on common shares ($0.1750 per share)	—	—	—	—	—	(26)	—	—	(26)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	15	—	15
Balance at June 30, 2026	199,276,562	$2	48,813,294	$(1,801)	$1,088	$891	$(229)	$1	$(48)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(303)	$(384)
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	159	180
Gain on sales of assets and businesses	(266)	(1)
Equity in earnings of affiliates, net	(10)	(16)
Loss on extinguishment of debt	11	—
Amortization of debt issuance costs and issue discounts	5	6
Deferred tax provision	238	97
Asset-related charges	1	11
Stock-based compensation expense	14	12
Net periodic pension (income) cost	(1)	—
Defined benefit plan contributions	(1)	(8)
Other operating charges and credits, net	(9)	14
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(218)	(174)
Inventories and other current operating assets	114	(42)
Other non-current operating assets	53	64
(Decrease) increase in operating liabilities:
Accounts payable	(12)	(87)
Other current operating liabilities	217	70
Other non-current operating liabilities	122	239
Cash provided by (used for) operating activities	114	(19)
Cash flows from investing activities
Purchases of property, plant, and equipment	(93)	(127)
Proceeds from life insurance policies	1	—
Proceeds from sales of assets and businesses	294	1
Foreign exchange contract settlements, net	(7)	(2)
Cash provided by (used for) investing activities	195	(128)
Cash flows from financing activities
Proceeds from issuance of debt	700	95
Debt repayments	(963)	(111)
Payments on finance leases	(5)	(7)
Payments of debt issuance cost	(10)	(4)
Proceeds from supplier financing program	32	47
Payments to supplier financing program	(31)	(53)
Proceeds from exercised stock options, net	3	—
Payments related to tax withholdings on vested stock awards	(2)	(1)
Payments of dividends to the Company's common shareholders	(26)	(50)
Debt extinguishment payments	(6)	—
Cash used for financing activities	(308)	(84)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(2)	21
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1)	(210)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	724	763
Cash, cash equivalents, restricted cash and restricted cash equivalents at June 30,	$723	$553

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$26	$26

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

Revised Consolidated Statements of Comprehensive (Loss) Income

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Stockholders' Equity

	Three months ended June 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 4/1/2025	$1,659	$(17)	$1,642
Total Equity 4/1/2025	580	(13)	567
Accumulated Other Comprehensive Income at 4/1/2025	(338)	4	(334)
Net loss	$(380)	$1	$(379)
Other Comprehensive Income	45	3	48
Accumulated Other Comprehensive Income at 6/30/2025	(293)	7	(286)
Retained earnings at 6/30/2025	$1,265	$(16)	$1,249
Total Equity 6/30/2025	239	(9)	230

	Six months ended June 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 1/1/2025	$1,701	$(16)	$1,685
Total Equity 1/1/2025	588	(16)	572
Other Comprehensive Income	74	7	81
Accumulated Other Comprehensive Income at 6/30/2025	(293)	7	(286)
Retained earnings at 6/30/2025	$1,265	$(16)	$1,249
Total Equity 6/30/2025	239	(9)	230

Revised Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2025
	As reported	Adjustments	As revised
Net loss	$(384)	$(0)	$(384)
Cash flows from operating activities:
Deferred tax provision (benefit)	$84	$13	$97
(Decrease) increase in operating liabilities:
Other current operating liabilities	$83	$(13)	$70
Cash provided by (used for) operating activities	(19)	—	(19)

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of August 2027, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

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

At June 30, 2026, the Company has $671 of unrestricted cash and cash equivalents, of which $516 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2026. The Company has $1,861 of current liabilities as of June 30, 2026. The Company also has $953 of availability under its revolving credit facility at June 30, 2026. The Company’s revolving commitments are comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. See "Note 15 - Debt" to these Interim Consolidated Financial Statements for further details.

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

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 is intended to improve the financial accounting disclosure of environmental credits and environmental credit obligations, providing recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The guidance will be effective for fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance will be applied retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$340	$336	$665	$569
Titanium Technologies	267	282	502	550
Advanced Performance Materials	140	125	235	236
Other Non-Reportable Segment	7	10	15	17
Total North America	754	753	1,417	1,372
Asia Pacific:
Thermal & Specialized Solutions	72	59	142	113
Titanium Technologies	124	125	200	229
Advanced Performance Materials	117	147	207	261
Other Non-Reportable Segment	4	3	6	6
Total Asia Pacific	317	334	555	609
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	97	112	195	210
Titanium Technologies	156	156	307	297
Advanced Performance Materials	57	60	109	116
Other Non-Reportable Segment	2	2	4	3
Total Europe, the Middle East, and Africa	312	330	615	626
Latin America (2):
Thermal & Specialized Solutions	82	90	156	171
Titanium Technologies	114	94	211	178
Advanced Performance Materials	12	14	18	26
Other Non-Reportable Segment	—	—	—	1
Total Latin America	208	198	385	376
Total net sales	$1,591	$1,615	$2,972	$2,983
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales by product group and segment
OpteonTM refrigerants	$337	$375	$650	$654
FreonTM refrigerants	150	123	312	220
Foam, propellants, and other	104	99	196	189
Total Thermal & Specialized Solutions	591	597	1,158	1,063
Titanium dioxide	639	629	1,180	1,204
Minerals & Other	22	28	40	50
Total Titanium Technologies	661	657	1,220	1,254
Advanced materials	184	214	326	391
Performance solutions	142	132	243	248
Total Advanced Performance Materials	326	346	569	639
Performance chemicals and intermediates	13	15	25	27
Total Other Non-Reportable Segment	13	15	25	27
Total net sales	$1,591	$1,615	$2,972	$2,983

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Contract assets:
Accounts receivable - trade, net (Note 8)	$773	$562
Contract liabilities:
Deferred revenue	$8	$5
Customer rebates (Note 14)	50	75

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2026 were not significant. For the three and six months ended June 30, 2026, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2026 and December 31, 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2026, Chemours had $122 of remaining performance obligations. The Company expects to recognize approximately 37% of its remaining performance obligations as revenue in 2026, approximately 48% as revenue in 2027, and approximately 15% as revenue in 2028. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2026 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three and six months ended June 30, 2026 and 2025.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended June 30, 2026
Employee separation charges:
2026 Restructuring Program	$—	$—	$—	$—	$—	$—
Total employee separation charges	—	—	—	—	—	—
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	1	—	—	—	1
Total decommissioning and other charges	—	1	2	—	—	3
Total restructuring and other charges	—	1	2	—	—	3
Asset-related charges:
SPS CapstoneTM Exit	—	—	—	—	—	—
Total asset-related charges	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$1	$2	$—	$—	$3

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Six Months Ended June 30, 2026
Employee separation charges:
2026 Restructuring Program	$1	$5	$1	$—	$2	$9
Total employee separation charges	1	5	1	—	2	9
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	5	—	—	5
Titanium Technologies Transformation Plan	—	1	—	—	—	1
Total decommissioning and other charges	—	1	5	—	—	6
Total restructuring and other charges	1	6	6	—	2	15
Asset-related charges:
SPS CapstoneTM Exit	—	—	1	—	—	1
Total asset-related charges	—	—	1	—	—	1
Total restructuring, asset-related, and other charges	$1	$6	$7	$—	$2	$16

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended June 30, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$1	$—	$—	$1
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	—	—	—	—
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	4	—	—	4
2024 Restructuring Program	—	—	1	—	—	1
Titanium Technologies Transformation Plan	—	1	—	—	—	1
Total decommissioning and other charges	—	1	5	—	—	6
Total restructuring and other charges	—	1	5	—	—	6
Asset-related charges:
SPS CapstoneTM Exit	—	—	12	—	—	12
Total asset-related charges	—	—	12	—	—	12
Total restructuring, asset-related, and other charges	$—	$1	$17	$—	$—	$18

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Six Months Ended June 30, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$15	$—	$—	$15
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	14	—	—	14
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	6	—	—	6
2024 Restructuring Program	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	5	—	—	—	5
Total decommissioning and other charges	—	5	8	—	—	13
Total restructuring and other charges	—	5	22	—	—	27
Asset-related charges:
SPS CapstoneTM Exit	—	—	24	—	—	24
Total asset-related charges	—	—	24	—	—	24
Total restructuring, asset-related, and other charges	$—	$5	$46	$—	$—	$51

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2026 Restructuring Program

In the first quarter of 2026, as part of our Pathway to Thrive Strategy, management initiated certain company-wide restructuring activities to support our overall cost efforts, capture operational and commercial synergies, and promote improved cash generation. As a result, during the three and six months ended June 30, 2026, the Company recorded employee separation charges of less than $1 and $9, respectively, related to the 2026 Restructuring Program. The associated severance payments began in the first quarter of 2026 and are expected to be substantially completed by the second half of 2026.

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

As a result, during the three and six months ended June 30, 2026, the Company recorded restructuring, asset-related and other charges of $2 and $6, respectively. For the six months ended June 30, 2026, total charges of $6 consisted of non-cash asset-related charges of $1 and decommissioning and other charges of $5. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed within the fourth quarter of 2026. The Company also expects to incur decommissioning and other charges of up to $6 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

2024 Restructuring Program

In the third quarter of 2024, management initiated certain transformation initiatives principally within the Advanced Performance Materials business and certain Corporate functions to capture operational and commercial synergies and cost optimization. As part of these efforts, during the third quarter of 2024, the Company initiated additional cost savings programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. From inception through June 30, 2026, the cumulative amount incurred for the Company's 2024 Restructuring Program amounted to $51, consisting of non-cash asset-related charges of $27, employee separation charges of $19 and other charges of $5. The associated severance payments began in the third quarter of 2024 and were substantially completed in the first quarter of 2026. The Company also expects to incur decommissioning and other charges of approximately $1 through 2026, which will be recognized as period costs as incurred.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling began thereafter. Dismantling and removal activities were completed in the first quarter of 2025. The related severance payments were substantially completed in the first quarter of 2025. From inception through June 30, 2026, the cumulative amount incurred for the Company's Titanium Technologies Transformation Plan amounted to $143, consisting of asset-related impairments of $78, employee separation costs of $20, contract termination costs of $14 and decommissioning and other charges of $31.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2026.

	2026 Restructuring Program	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	Total
Balance at December 31, 2025	$—	$—	$1	$—	$1
Charges to income	9	—	—	—	9
Payments	(6)	—	(1)	—	(7)
Balance at June 30, 2026	$3	$—	$—	$—	$3

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at June 30, 2026 and December 31, 2025.

Note 5. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Leasing, contract services, and miscellaneous income (1)	$4	$1	$22	$3
Royalty income (2)	1	3	4	5
Gain on sales of assets and businesses, net (3)	266	—	266	1
Exchange losses, net (4)	(1)	(4)	(1)	(7)
Non-operating pension and other post-retirement employee benefit income (5)	3	2	5	4
Total other income, net	$273	$2	$296	$6
(1)
For the six months ended June 30, 2026, leasing, contract services and miscellaneous income includes $13 related to the licensing of certain intellectual property and sale of related assets associated with Zelan™ repellents, which is part of the Advanced Performance Materials business.
(2)
Royalty income is primarily from technology licensing.
(3)
For the three and six months ended June 30, 2026, Gain on sale of assets and businesses includes a $266 gain on sale of assets related to the sale of nine parcels of land in Kuan Yin, Taiwan. Refer to “Note 10 – Property, Plant and Equipment" for further details.
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Income Taxes

For the three and six months ended June 30, 2026 and 2025, we recorded the following provisions for income taxes as compared to our income / loss before provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (Loss) before provision for income taxes	$(1)	$(248)	$(22)	$(249)
Provision for Income Taxes	273	131	281	135

We recognized a provision for income taxes of $273 and $131 for the three months ended June 30, 2026 and 2025, respectively. The $142 increase in our provision for income taxes for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due to several factors. Our provision for income taxes for the three months ended June 30, 2026 was primarily attributable to the geographic mix of earnings and the recognition of a full valuation allowance against our U.S. federal and state deferred tax assets, inclusive of approximately $208 related to prior year deferred tax assets, as a result of matters discussed in "Note 17 - Commitments and Contingent Liabilities". Additionally, our provision for income taxes was impacted by profit in inventory, withholding taxes on the repatriation of earnings, the non-taxable gain on the Company’s sale of land for local Taiwanese tax purposes, and a foreign derived deduction eligible income tax benefit resulting from tax law changes pursuant to the 2025 Tax Act.

Our provision for the three months ended June 30, 2025 was primarily attributable to $169 tax expense to record a valuation allowance against our deferred tax asset for U.S. federal and state interest carryforwards, as well as $9 tax expense to record valuation allowances against certain U.S. state and foreign net operating loss carryforwards. These were partially offset by a $66 tax benefit related to environmental and litigation reserve, both recorded during the quarter.

We had a provision for income taxes of $281 and $135 for the six months ended June 30, 2026 and 2025, respectively. The $146 increase in our provision for income taxes for the six months ended June 30, 2026 was primarily attributable to the same factors discussed above.

The Company continues to record any changes and impacts of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) in the quarter, which was overall not material to the Company’s effective tax rate.

As of June 30, 2026, the Company continues to record valuation allowances against certain deferred tax assets in various jurisdictions. A valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our analysis of historical operating results, as well as projections of future taxable income/(losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of U.S. Federal and state, and certain foreign deferred tax assets requires a full valuation allowance against such assets as of June 30, 2026.

This determination is assessed quarterly based on historical operating results, as well as projections of taxable income, which may be subject to change in the future and may be impacted by events subsequent to our Balance Sheet date including any future costs incurred in connection with "Note 17 - Commitments and Contingent Liabilities". Current year changes to the Company’s valuation allowances are reflected in tax expense recorded for both the three months and six months ended June 30, 2026 and 2025, respectively.

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

On July 4, 2025, the U.S. government enacted the Tax Act, which includes significant changes to various tax provisions previously enacted by the TCJA. The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. We have reflected the impacts of provisions with 2026 effective dates into our provision for income taxes for the three months and six months ended June 30, 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Chemours	$(274)	$(380)	$(303)	$(385)
Denominator:
Weighted-average number of common shares outstanding - basic	151,225,044	150,238,691	150,997,325	150,078,085
Dilutive effect of the Company’s employee compensation plans (1)	—	—	—	—
Weighted-average number of common shares outstanding - diluted	151,225,044	150,238,691	150,997,325	150,078,085

Basic (loss) earnings per share of common stock (2)	$(1.81)	$(2.53)	(2.01)	$(2.56)
Diluted (loss) earnings per share of common stock (1) (2)	(1.81)	$(2.53)	(2.01)	$(2.56)
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 1,588,513 and 1,204,120 potentially dilutive securities is excluded from the calculation for three and six months ended June 30, 2026, respectively. Additionally, with respect to the measure of diluted EPS, the impact of 268,070 and 379,632 potentially dilutive securities is excluded from the calculation for the three and six months ended June 30, 2025, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average number of stock options	2,288,634	5,902,148	2,327,983	4,351,194

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Accounts receivable - trade, net (1)	$773	$562
VAT, GST, and other taxes (2)	111	96
Other receivables (3)	23	21
Total accounts and notes receivable, net	$907	$679
(1)
Accounts receivable - trade, net includes trade notes receivable of $8 and $1 at June 30, 2026 and December 31, 2025, respectively, and is net of allowances for doubtful accounts of $2 at each of the dates. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 17 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for both of the three and six months ended June 30, 2026, respectively, and less than $1 for both the three and six months ended June 30, 2025, respectively.

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

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Finished products	$790	$875
Semi-finished products	268	259
Raw materials, stores, and supplies	760	803
Inventories before LIFO adjustment	1,818	1,937
Less: Adjustment of inventories to LIFO basis	(366)	(368)
Total inventories	$1,452	$1,569

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $931 and $911 (or 51% and 47%, respectively) of inventories before the LIFO adjustments at June 30, 2026 and December 31, 2025, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Equipment	$8,355	$8,314
Buildings	1,196	1,187
Construction-in-progress	341	319
Land	70	69
Mineral rights	31	31
Property, plant, and equipment	9,993	9,920
Less: Accumulated depreciation	(6,965)	(6,842)
Total property, plant, and equipment, net	$3,028	$3,078

Property, plant, and equipment, net included gross assets under finance leases of $93 and $101 at June 30, 2026 and December 31, 2025, respectively.

Depreciation expense amounted to $79 and $159 for the three and six months ended June 30, 2026, respectively, and $91 and $180 for the three and six months ended June 30, 2025, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Republic of China, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. During the year ended December 31, 2025, following completion of dismantling and removal activities and remediation efforts, the Company sold certain parcels of land previously classified as held for sale and recorded a gain on sale of $7, which is reflected within "Other Income, Net" in the Consolidated Statements of Operations in the Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026 and December 31, 2025, $1 and $22 of land met the held for sale criteria, respectively, and is classified as Assets held for sale on the Consolidated Balance Sheets, of which, $0 and $21 of the land that met the held for sale criteria, respectively, related to land associated with Kuan Yin. In January 2026, the Company entered into four separate Real Estate Sale and Purchase Agreements with four entities affiliated with each other, to sell the remaining ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360. In April 2026, the Company completed the sale of nine of the ten parcels and received net cash proceeds locally of approximately $287. The net cash proceeds include approximately $300 of gross cash proceeds, less approximately $12 of transfer taxes and approximately $1 of transaction costs. The net cash proceeds received in April do not include future expected withholding taxes the Company would incur when it distributes cash out of the country. The Company recognized a gain on sale of these nine parcels of approximately $266 in the second quarter of 2026. The sale of the tenth parcel of land is expected to be completed by the end of 2026, subject to the satisfaction of certain closing conditions set forth in the respective Purchase Agreement and local regulatory approval, including environmental conditions. The purchase price for the tenth parcel of land is expected to be approximately $55.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $31 and $60 for the three and six months ended June 30, 2026, respectively, and $41 and $69 for the three and six months ended June 30, 2025, respectively. Purchases from the Company’s equity method investees amounted to $71 and $133 for the three and six months ended June 30, 2026, respectively, and $88 and $153 for the three and six months ended June 30, 2025, respectively. Dividends received from the equity method investees amounted to $4 for both the three and six months ended June 30, 2026, respectively. Dividends received from the equity method investees amounted to less than $1 for both the three and six months ended June 30, 2025, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Capitalized repair and maintenance costs	$181	$235
Pension assets (1)	140	142
Deferred income taxes	46	254
Miscellaneous (2)	121	120
Total other assets	$488	$751
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Trade payables	$907	$929
VAT and other payables	30	25
Total accounts payable	$937	$954

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

The outstanding payment obligations at June 30, 2026 and December 31, 2025 were $126 and $132, respectively. At June 30, 2026 and December 31, 2025, $114 and $122 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $12 and $10 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Accrued litigation (1)	$357	$167
Asset retirement obligations (2)	14	9
Income taxes	7	10
Customer rebates	50	75
Accrued interest	45	33
Operating lease liabilities (3)	57	62
Miscellaneous (4)	153	150
Total other accrued liabilities	$683	$506
(1)
At June 30, 2026 and December 31, 2025, accrued litigation includes $343 and $161 related to PFOA and PFAS legal reserves. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 16 – Other Liabilities”).
(3)
Represents the current portion of operating lease liabilities.
(4)
At June 30, 2026 and December 31, 2025, miscellaneous includes $52 and $65 of derivative liabilities, respectively. Miscellaneous also includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

Note 15. Debt

The following table sets forth the components of the Company’s debt at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,045	$1,050
Tranche B-3 euro term loan due August 2028 (€185 million at June 30, 2026 and €415 million at December 31, 2025)	211	488
Senior unsecured notes:
5.375% due May 2027	—	495
5.750% due November 2028	595	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
7.875% due March 2034	700	—
Finance lease liabilities	40	39
Financing obligation (1)	91	88
Supplier financing obligation (2)	12	10
Other	—	9
Total debt principal	3,914	4,182
Less: Unamortized issue discounts	(16)	(21)
Less: Unamortized debt issuance costs	(26)	(20)
Less: Short-term and current maturities of long-term debt	(34)	(42)
Total long-term debt, net	$3,838	$4,099
(1)
At June 30, 2026 and December 31, 2025, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At June 30, 2026 and December 31, 2025, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 13 – Accounts Payable" for further details.

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

In the second quarter of 2026, the Company used €230 million of cash to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028. For the three and six months ended June 30, 2026, we recognized a loss on extinguishments of debt of $2 and $11, respectively, related to the partial early redemption of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, as mentioned below.

No borrowings were outstanding under the Revolving Credit Facility at June 30, 2026 and December 31, 2025. The Company made term loan repayments of $3 and $5 during the three and six months ended June 30, 2026, respectively. Chemours also had $47 and $45 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.1% and 5.4%, respectively. Also, at June 30, 2026, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and six months ended June 30, 2026, the Company received $354 and $708, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $354 and $737, respectively, of incremental accounts receivable. During the three and six months ended June 30, 2025, the Company received $371 and $697, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $384 and $738, respectively, of incremental accounts receivable The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $179 and $153 at June 30, 2026 and December 31, 2025, respectively. The Company incurred $1 of fees associated with the Securitization Facility during each of the six months ended June 30, 2026 and 2025, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

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

For the three and six months ended June 30, 2026, the Company received $8 and $97, respectively, of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $8 and $97, respectively, of incremental accounts receivable. The Company maintains continuing involvement with the sold receivables as it acts as the servicer for the sold receivables. During the three and six months ended June 30, 2026, the Company incurred less than $1 and approximately $1 of fees associated with the Factoring Facility, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other

In the third quarter of 2025, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the three and six months ended June 30, 2026, the Company made principal payments of $5 and $10, respectively, to the financing company. There are no outstanding payments due related to the funded amount as of June 30, 2026.

Maturities

The Company has required quarterly principal payments related to the Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not required to make additional principal payments in 2026.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2026	$5	$6	$4	$12	$—	$27
2027	11	12	8	—	—	31
2028	816	12	8	—	—	836
2029	631	7	8	—	—	646
2030	11	3	8	—	—	22
Thereafter	2,297	7	114	—	—	2,418
Total payments	3,771	47	150	12	—	3,980
Less: Imputed interest	—	(7)	(59)	—	—	(66)
Total principal maturities on debt	$3,771	$40	$91	$12	$—	$3,914

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,045	$1,045	$1,050	$1,038
Tranche B-3 euro term loan due August 2028 (€185 million at June 30, 2026 and €415 million at December 31, 2025)	211	211	488	493
Senior unsecured notes:
5.375% due May 2027	—	—	495	496
5.750% due November 2028	595	594	783	761
4.625% due November 2029	620	592	620	562
8.000% due January 2033	600	608	600	581
7.875% due March 2034	700	704	—	—
Total senior debt principal	3,771	$3,754	4,036	$3,931
Less: Unamortized issue discounts	(16)		(21)
Less: Unamortized debt issuance costs	(26)		(20)
Total senior debt, net	$3,729		$3,995

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Employee-related costs (1)	$56	$58
Accrued litigation (2)	301	317
Asset retirement obligations (3)	93	91
Miscellaneous (4)	123	122
Total other liabilities	$573	$588
(1)
Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation. At June 30, 2026 and December 31, 2025, accrued litigation includes $209 and $222 related to PFOA and PFAS legal reserves, respectively. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(3)
Represents the long-term portion of asset retirement obligations, which totaled $107 and $100 when combined with the current portion at June 30, 2026 and December 31, 2025, respectively (see “Note 14 – Other Accrued Liabilities”). During the six months ended June 30, 2026, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $20 and $21 at June 30, 2026 and December 31, 2025, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at June 30, 2026 and December 31, 2025 (see "Note 6 - Income Taxes").

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Asbestos	$93	$96
PFAS (1):
PFOA (2)	—	39
Other PFAS matters (3)	552	344
All other matters	13	5
Total accrued litigation	$658	$484
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
(2)
PFOA includes matters under the "PFOA" section within this “Note 17 – Commitments and Contingent Liabilities”. These related liabilities were included in the Accrued Litigation at December 31, 2025 and reclassified to Accrued Environmental Remediation as of June 30, 2026.
(3)
Other PFAS matters includes matters under the "PFAS" section within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2026 and December 31, 2025.

	Balance Sheet Location	June 30, 2026	December 31, 2025
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$357	$167
Long-term accrued litigation	Other liabilities (Note 16)	301	317
Total accrued litigation		$658	$484

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $1,300 is available after giving consideration for the funding of the payment to the State of Ohio and the supplemental payment to the State of Delaware as well as the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1,300 available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the three and six months ended June 30, 2026, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $20 and $40, respectively, and approximately $38 and $82 during the three and six months ended June 30, 2025, respectively.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. Pursuant to the terms of a PFAS Insurance Proceeds Memorandum of Understanding (the “PFAS Insurance MOU”), described below, the parties agreed to suspend the obligation of each of the parties to fund the $50 MOU payments due by September 30, 2025, and that future MOU funding requirements of Chemours will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement, as described further below. The next escrow payment of $50 is currently due on or before September 30, 2026 and the following payments are expected on or before September 30 of each subsequent year through and including 2028. As such, at June 30, 2026 and December 31, 2025, the Company had $50 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL (as defined below). In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company received approximately $23 of the settlement as it was allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. Accordingly, during the year ended December 31, 2024, the Company recognized a $23 gain within selling, general, and administrative expense in the Consolidated Statements of Operations. Since April 2025, seven demands for Arbitration have been sent to additional noticed insurance carriers and arbitrations are now proceeding.

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

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU, including, as applicable, potential additional agreements to facilitate certain ongoing mediation or settlement discussions as described below.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both June 30, 2026 and December 31 2025, there were approximately 830 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

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

At June 30, 2026 and December 31 2025, Chemours had accruals of $93 and $96 related to these matters, respectively. Asbestos reserves recorded, inclusive of SGPI asbestos and product liability claims, include estimated losses for current claims as well as an estimate of losses for future claims.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At June 30, 2026 and December 31 2025, there were 26 and 24 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At June 30, 2026 and December 31, 2025, Chemours maintained an accrual of $40 for both periods related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These liabilities were included in the Accrued Litigation at December 31, 2025 and reclassified to Accrued Environmental Remediation as of June 30, 2026. These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters, including pursuant to the 2026 Consent Decree currently lodged before the West Virginia District Court (for information regarding this matter, refer to “Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites” within this “Note 17 – Commitments and Contingent Liabilities”).

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through June 30, 2026, approximately $2 has been disbursed from escrow related to medical monitoring. In September 2025, the medical panel directed modifications to the monitoring program based upon its review of program and medical record information. The Director of Medical Monitoring is working with the parties to implement those modifications which will include ongoing medical monitoring for kidney and testicular cancer and ulcerative colitis, allowing out of network providers and providing notice to the class of the program changes. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 13,400 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

For non-water provider cases in the AFFF MDL (approximately 12,500), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases was completed in March 2026. Proposals for expert discovery for Group B cases are due in November 2026. The parties are discussing potential resolution of the personal injury category of cases and have engaged a mediator to facilitate discussions among and between the parties. Under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged in these discussions, including through the mediator; however, there is no guarantee that the discussions will result in a settlement. In July 2025, the court entered an order relating to unfiled personal injury claims and their potential to disrupt the MDL’s operations as well as the settlement discussions. In August 2025, the court entered a case management order to address concerns regarding unfiled personal injury cases. The order vacated the first personal injury bellwether trial in the Group A cases scheduled for October 20, 2025 and its associated deadlines. The order also provided a 21-day window in which unfiled cases were to be filed as well as information plaintiffs must provide in association with their claims, such as medical records and evidence of exposure, before the end of the year. This order allows multi-plaintiff complaints to be filed, which allows for many individual plaintiffs to be consolidated in one case. Also, in August 2025, the Court entered a second case management order to address cases alleging PFAS-related injuries that have sought to avoid the AFFF MDL and/or federal jurisdiction. The order requests that these cases be transferred to the MDL for oversight and management. Since the court entered the August 2025 case management orders, a significant number of new claims asserting personal injury have been filed or transferred to the AFFF MDL. In February 2026, the court issued Case Management Order No. 37, which established a process for plaintiffs to cure deficiencies with their complaints. It also established a dismissal process for complaints with un-cured deficiencies within a set period of time. In May 2026, the Court ordered the Defense Co-Lead Counsel ("DCC") and Plaintiff Executive Committee ("PEC") to submit reports containing data regarding the plaintiffs’ claims, including but not limited to: the number of the plaintiffs that have filed claims, the number of plaintiffs that have complied with the Court’s various CMOs requiring the submission of plaintiff fact sheets and medical records, and the number of plaintiffs that have filed deficient claims under the Court’s various CMOs. In June 2026, the DCC and PEC submitted their respective reports to the Court under seal and in camera review. As of June 30, 2026, the Company believes that a loss is reasonably possible but is not estimable with respect to this category of cases, including on the basis that these new cases and submitted information will be further evaluated as part of the above-referenced litigation and mediation.

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

Also in the British Columbia court, in June 2024, a civil claim was filed by His Majesty the King in Right of the Province of British Columbia against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all provincial and territorial governments that have incurred expenditures relating to alleged PFAS contamination, including from AFFF, of its water resources as well as municipalities, regional districts, and other governance authorities and persons responsible for drinking water systems. The complaint seeks compensatory and punitive damages. In June 2026, Chemours, DuPont and EIDP filed a Third Party Notice against the Government of Canada and Governments of the Canadian Provinces.

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

With respect to the submitted opt-outs, for those entities that have filed claims and/or lawsuit against numerous defendants, including Chemours, EID, Corteva, DuPont, either prior or subsequent to the Settlement Agreement, approximately 90 of such opt-out entities are named plaintiffs in other various federal, state or local courts (see Other Public Water System Matters below). The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties.

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, and the Centre matter below, the Company has not accrued for any potential losses with respect to the opt-out population as of June 30, 2026 and December 31 2025, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

In New York federal court, 23 Long Island water suppliers that have filed lawsuits since August 2019 against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Three of the water suppliers filed to opt out of the Public Water System Class Action Settlement; however, two of these suppliers opted back in to the settlement. The litigation as to the remaining water authority is proceeding, and in May 2026, the case was tagged to the AFFF MDL.

In New York and New Jersey federal courts, lawsuits were filed by Suez Water in December 2020 against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID. Suez filed to opt out these matters from the Public Water System Class Action Settlement. In March 2024, the stays in these matters were lifted. Discovery in both matters is set to conclude in 2027. In May 2026, these cases were tagged to the AFFF MDL.

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement. The trial began January 26, 2026 but was resolved before the trial concluded for an amount that did not materially affect results of operations for the period, with Chemours share being 50% under the MOU, which was reserved for as of March 31, 2026, and paid in May 2026.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2024, the Municipal Utilities Board of the City of Albertville, Alabama filed suit in Alabama state court against certain defendants, including Chemours and EID. The complaint alleges negligence, nuisance, trespass and seeks compensatory damages, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. The plaintiffs also seek injunctive relief. Albertville filed to opt out of the Public Water System Class Action Settlement. In September 2025, the Court dismissed the claims for private nuisance and trespass. In May 2026, Albertville filed an amended complaint adding Daikin as a defendant.

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

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources (“Rome ratepayer matter”). In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court (“Summerville ratepayer matter”). Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement. In September 2025, the Court denied class certification in the Summerville ratepayer matter as to future damages, but granted class certification as to past damages for alleged PFAS contamination of drinking water. In July 2026, the Court ruled on the defendants’ summary judgment motions, including denial of the motion brought by EIDP and Chemours, and this matter is now scheduled for trial in January 2027. In December 2024, the court in the Rome ratepayer matter ruled that the putative class did not have standing to seek injunctive relief and granted summary judgment for Defendants on that count. The matter is proceeding, including a pending motion on class certification.

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

In July 2024, the Town of Pine Hill, Alabama (“Pine Hill”) filed suit in Alabama state court against multiple defendants, including, the Company, DuPont, and Corteva, who are alleged to be responsible for the release of PFAS to the water supply through paper mill operations or as suppliers to paper mills. The complaint alleges negligence, nuisance, trespass, wantonness and punitive damages. Pine Hill seeks injunctive relief, compensatory damages for property damages, potential lost profits and past and future expense as well punitive damages and attorneys’ fees. The Town of Pine Hill has filed to opt out of the Public Water System Class Action Settlement. The case was removed to federal court but later remanded to state court. In July 2026, the federal court’s decision to remand was reversed by the Eleventh Circuit. The action will proceed in Alabama federal court.

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

Starting in December 2024, lawsuits have been filed in Georgia state court in Gwinnett County by four counties (Gordon, Catoosa, Murray and Paulding) and landowners in northwest Georgia against defendants, including Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EID, Corteva, and the Company alleging soil, groundwater and other property-related claims from disposal of carpet manufacturing wastes or other contamination PFAS supplied and/or used by defendants in nearby carpet mills. The suits claim, inter alia, common law tors, including negligence, nuisances, statutory violations, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper. As of June 30, 2026, 27 such cases have been filed.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2024, the Supreme Court of South Carolina vested the Honorable Grace Gilchrist Knie, a South Carolina state circuit court judge, with exclusive power to hear and dispose of all PFAS litigation cases filed in South Carolina state court and to consolidate such cases for pre-trial purposes. Since June 2024, Chemours, EID, and/or DuPont have been named in 19 lawsuits involving water authorities in South Carolina (Berkeley County, City of Clinton, City of Florence, City of Union, Gaffney Board of Public Works, Georgetown County Water and Sewer District, Grand Strand Water and Sewer Authority, I, Grand Strand Water and Sewer Authority II, Greenwood Commissioners of Public Works, Joint Municipal Water and Sewer Commission, Laurens County Water and Sewer Commission, Saluda County Water and Sewer Authority, South Carolina Public Service Authority, City of Columbia, City of Georgetown, Town of Cheraw, Town of Lexington, Town of Whitmire, Woodruff-Roebuck Water District), alleging PFAS contamination of drinking water sources and seeking recovery of costs for treatment, remediation, and other relief. These cases have been removed to the U.S. District Court for the District of South Carolina and tagged to the AFFF MDL, where the plaintiffs have filed motions to remand which remain pending. In March 2026, the court denied nine plaintiffs’ (City of Columbia, City of Georgetown, Town of Cheraw, Georgetown County Water and Sewer District, Berkeley County, Town of Lexington, Town of Whitmire, Joint Municipal Water and Sewer Commission, Saluda County Water and Sewer Authority) motions to remand and those cases will proceed in the AFFF MDL. In May 2026, the Court ruled on the remaining motions to remand, in which it granted three (Gaffney Board of Public Works, City of Union, and Woodruff-Roebuck Water District) and denied seven (City of Clinton, City of Florence, Grand Strand Water and Sewer Authority I, Grand Strand Water and Sewer Authority II, Laurens County Water and Sewer Commission, Greenwood Commissioners of Public Works, and South Carolina Public Service Authority). The Gaffney Board of Public Works, City of Union, and Woodruff-Roebuck Water District cases will proceed before Judge Knie in South Carolina state court.

In September 2025, Jason Crady and Nicole Crady (collectively, “Crady") filed suit in Missouri state court against multiple defendants, including DuPont, alleging that Jason Crady was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear. Crady seeks both compensatory and punitive damages. The case has been removed to federal court and transfer to the AFFF MDL has been requested. In post-removal filings with the Court, Crady acknowledged that he may have been exposed to AFFF. In December 2025, the JPML denied transfer to the AFFF MDL. In April 2026, the case was remanded to Missouri state court.

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

In August 2025, the City of Clanton, Alabama Water Works and Sewer Board (“Clanton”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, EID; Dupont, Corteva, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Clanton seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Clanton’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Clanton filed to opt out of the Public Water Class Action Settlement. In September 2025, 3M removed the case to federal court. In April 2026, the matter was transferred to the AFFF MDL.

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

In April 2026, nine lawsuits were filed in Alabama state courts and four in Alabama federal court by municipal water authorities against DuPont, Corteva, EID, the Company and various other PFAS manufacturers and users alleging defendants are responsible for PFAS contamination of the water supply. The claims asserted include negligence, negligent failure to warn, extended manufacturer liability, nuisance, trespass, punitive damages, wantonness, and injunctive relief. The municipal water authorities seek compensatory damages for the removal and disposal of PFAS from drinking water, real property damages, and past and future expenses, as well as potential lost profits and punitive damages. The municipal water authorities also seek an injunction requiring defendants to remove PFAS from the water supply and affected properties and to prevent further PFAS contamination. These municipal water authorities each filed to opt out of the Public Water System Class Action Settlement. In May 2026, five of these cases originally filed in state court were removed to federal court and motions to tag to the MDL were filed.

In April 2026, three lawsuits were filed in Alabama federal court by municipal water authorities against DuPont, Corteva, EID, the Company and various other PFAS manufacturers and users, alleging that the defendants are responsible for PFAS contamination of the water supply from AFFF used in firefighting. The claims asserted include negligence, nuisance, trespass, punitive damages, wantonness, and injunctive relief. The municipal water authorities seek compensatory damages for the removal and disposal of PFAS from drinking water, real property damages, past and future expenses, potential lost profits, and punitive damages. The municipal water authorities also seek an injunction requiring defendants to remove PFAS from the water supply and affected properties and to prevent further PFAS contamination. These municipal water authorities each filed to opt out of the Public Water System Class Action Settlement. All seven matters originally filed in federal court were tagged to the AFFF MDL in May 2026.

In April 2026, the City Of Griffin, Georgia (Griffin”) sued 3M, Atlas Roofing Corporation Of Mississippi, Clorox, Daikin, Express Container Services Of Atlanta, LLC, Georgia Waste Systems, Stephens Industries, Tensar International, Sherwin-Williams, Waste Management Of Georgia, Corteva, DuPont, EID, the Company and fictitious defendants A-Z, in Georgia state court alleging defendants responsible for PFAS contamination of the water supply as PFAS manufacturers or users or as landfills that accepted PFAS waste. The complaint asserts negligence, nuisance, trespass, Georgia Water Quality Control Act violations, failure to warn, punitive damages, and attorneys’ fees and expenses. Griffin seeks compensatory damages to compensate it for removal and disposal of PFAS from drinking water, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. Griffin also seeks an injunction requiring defendants to remove PFAS from its water supply and property and to prevent PFAS from continuing to get into its water supply and property. Griffin has filed to opt out of the Public Water System Class Action Settlement. In May 2026, the matter was removed to federal court and the case was tagged to the AFFF MDL.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions and other state actions as detailed below, a majority of the states and certain territories of the U.S., have filed lawsuits or are investigating claims against various defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer. Chemours, Corteva/EID and DuPont, together under the MOU, are engaged with States and their counsel on certain of these cases. It is reasonably possible that these discussions could result in a loss, which could be material; however, at this time, the Company is unable to predict the duration, scope, or result of such discussions, and because of these uncertainties, the Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours' contribution is consistent with the 50% contribution rate under the MOU. Consistent with the reserve established in November 2023, in November 2025, in partial payment of the Consent Judgment, DuPont and Corteva together paid $ 45 to the State and the Company paid $45. In January 2026, the Ohio Supreme Court declined the review of an open appeal. As there was no further pursuit of additional appeals, the additional $20 due under the Consent Judgment was paid to the State in April 2026, with the Company paying $10.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies made a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment was approximately $13, made in the first quarter of 2026. The amount paid was included in Accrued Litigation as of December 31, 2025.

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

In July 2026, New York state filed a lawsuit against Chemours, EIDP, Corteva, New DuPont, and 3M. The lawsuit is a consumer products driven natural resource damages suit alleging public nuisance, strict products liability – failure to warn, various violations of the New York General Business Law Sec. 349 (deceptive acts, abusive acts, unfair acts), and fraud and illegality under New York Executive Law Sec. 63(12). The lawsuit seeks declaratory and injunctive relief, as well as compensatory damages, restitution and civil penalties, and disgorgement of revenues, profits, and gains. The case was removed to federal court.

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. As of September 2024, these settlements have all been paid consistent with prior reserves in the matters. Upon completion and dismissal of the individual matters, the class action is the sole remaining lawsuit pending for these matters. In December 2024, the court scheduled the class action trial for July 2025. In June 2025, EID and Chemours reached an agreement to resolve the class action for a total of $27. This was finalized and preliminarily approved by the court in November 2025 and approved by the court in April 2026. Of this total, an initial payment of $22 was paid in July 2026 and $5 shall be paid in $1 increments annually, starting on the one year anniversary date of the initial payment. A reserve in the amount of $13.5 was established, representing Chemours' portion of the total settlement in accordance with the MOU.

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

There are currently 30 lawsuits, some with multiple plaintiffs, pending in New Jersey federal court against EID, Chemours, and other defendants alleging personal injuries resulting from exposure to PFAS and other chemicals, including two lawsuits brought by parents on behalf of their adult children claiming that prenatal exposure resulted in the children’s cognitive delays, neurological, genetic and autoimmune conditions. Plaintiffs seek compensatory and punitive damages. The first of these lawsuits was filed in July 2020. Nine of these lawsuits were initially filed as one complaint, but defendants successfully moved to sever it. Ten of these lawsuits were initially filed in state court and removed to federal court.

In June 2026, a lawsuit was filed in New Jersey federal court against EIDP, Corteva, Chemours, DSP and other defendants alleging injury related to exposure to PFAS and other compounds via leachate from a municipal landfill in Lambertville NJ and a Taurus manufacturing site that plaintiffs claim used Teflon. In July 2026, the City of Lambertville asserted crossclaims for contribution and indemnification against the defendants. The case will be tagged to the AFFF MDL in August 2026, which will likely be followed by a contested motion to transfer.

In June 2026, a wrongful death lawsuit was filed against EIDP, Chemours and other defendants in New Jersey state court by the widow of a former employee of EIDP alleging exposure to PFAS and other compounds. In July 2026, the matter was removed to federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS-containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court. In December 2025, plaintiffs proposed an amended complaint adding additional defendants and adding another Company as an additional class representative and dropping the nuisance claim. In April 2024, EID and Chemours filed a third-party complaint against Huntsman, Ciba Specialty Chemicals, Galey & Lord, Nanotex and John Does alleging indemnification and contribution. In September 2024, Huntsman filed a counterclaim against EID and Chemours alleging indemnification and contribution. In July 2026, the putative class action was transferred to the AFFF MDL. In August 2024, a complaint related to the same fabric mill was filed on behalf of an individual in South Carolina state court against 3M, EID, Chemours and other companies alleging personal injuries resulting from exposure to PFAS emissions from the former textile plant. The complaint alleged negligence, strict liability, products liability counts, and fraud and seek compensatory and punitive damages and costs. In August 2024, 3M removed the matter to federal court. In April 2026, the matter was remanded to state court.

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

In July 2026, Adger Volunteer Fire Department, Alabama filed a class action lawsuit in Alabama federal court against multiple defendants, including Chemours, EIDP, New DuPont, and Corteva, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as over multiple state statutory and common law claims, including product liability claims, negligence, breach of warranties, unjust enrichment, and consumer protection.

In July 2026, City of Lipscomb Fire Department, Lipscomb, Alabama filed a class action lawsuit in Alabama federal court against multiple defendants, including Chemours, EIDP, New DuPont, and Corteva, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as over multiple state statutory and common law claims, including product liability claims, negligence, unjust enrichment, and consumer protection.

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

In March 2025, a lawsuit was filed against EID, Corteva, DuPont and other defendants in Philadelphia County Court of Common Pleas on behalf of seven former major league baseball players. Plaintiffs allege that their injuries, including brain, testicular or thyroid cancer, were caused by exposure to PFAS via AstroTurf at Veterans Stadium. The lawsuit demands compensatory and punitive damages. In September 2025, the case was removed to federal court. The case has been tagged to the AFFF MDL.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. In the fourth quarter of 2025, the Company, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework and based on the proposed framework, the Company considers a loss probable and reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, in the fourth quarter of 2025, the Company accrued an amount that did not materially affect results of operations for that period related to the potential fund which represented its 50% share of the total funding included in the settlement framework. In the second quarter of 2026, a revised settlement framework was proposed, and the Company updated its reserve for this matter, accruing an amount that did not materially affect results of operations for the period. The aggregate amount recorded in both the fourth quarter of 2025 and second quarter of 2026 remains accrued as of June 30, 2026.

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

In April 2026, the City of Rochester filed suit in Minnesota federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as over multiple statutory and common law claims, including consumer protection, false advertising, and unfair competition laws. The complaint also includes product liability claims. The City of Rochester has moved before the JPML to create an MDL for litigation brought by plaintiffs who have purchased turnout gear. The motion remains pending before the JPML.

In April 2026, Earlville Community Fire Protection District filed a class action lawsuit in Minnesota federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as over multiple state statutory and common law claims, including product liability claims, negligence, breach of warranties, unjust enrichment, and consumer protection.

In June 2026, Maybrook Fire District, NY ("Maybrook") filed a class action lawsuit against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint includes claims for civil conspiracy/strict products liability, defective design, failure to warn, and the NY consumer protection law.

In June 2026, Floyd County, Georgia sued Shaw, Aladdin, Mohawk, Chem-Tech Finishers, Inc., Daikin, 3M Company, INV Performance Surfaces, EIDP, Corteva, and the Company alleging contamination of its landfills from disposal of PFAS-containing carpet manufacturing from PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims common law torts, including negligence, nuisance, wanton conduct and punitive damages and statutory violations. Floyd County seeks damages for the costs of containing and destroying PFAS around its landfills, compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In April 2026, third-party complaints were filed against Corteva, DuPont, the Company and numerous other third-party defendants by The Newark Group, Massachusetts Natural Fertilizer Co, Otter Farm, Inc., and Seaman Paper Company of Massachusetts relating to two underlying personal injury cases in Massachusetts state court brought in 2024 by individuals residing near the Mass Natural site. The third-party plaintiffs seek contribution if they are held liable for the personal injury claims, alleging the third-party defendants contributed to the PFAS contamination asserted as the cause of the personal injuries.

In March 2024, Woodward Iodine Corporation (“Woodward”) notified Chemours that it commenced arbitration against Chemours and EID, alleging contractual indemnity and other claims on the basis that Chemours and EID failed to disclose the presence of PFAS in the “wetcake” provided to Woodward under the terms of an Iodine Supply Agreement (“ISA”). Woodward’s statement of claim alleges that the “wetcake” caused contamination to Woodward’s processes, buildings, property, and groundwater. Woodward seeks a declaratory judgment that it has a future right to indemnity under the ISA for any fines, civil penalties, or third-party claims relating to the presence of PFAS as well as damages. An arbitration hearing was held in February 2026; Post-hearing briefing was completed in May 2026. The arbitration panel held an additional hearing in June 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. As of June 30, 2026, the Company has recorded immaterial amounts related to one or more of these matters.

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

Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 over a 25-year period. Payment allocations will be consistent with the Companies’ January 22, 2021 cost-sharing MOU, with Chemours (together with its subsidiaries) contributing 50 percent and DuPont and Corteva (together with their subsidiaries) contributing the remaining 50 percent. As of June 30, 2026, inclusive of accretion, the Company has recorded $269 which represents its allocation of the scheduled annual settlement payments on a net present value basis using an 8% discount rate. $98 is recorded within current accrued litigation and the remaining amount is recorded in long-term accrued litigation. The first of the scheduled annual payments will be due within 30 days of the date the JCO is entered by the Court. A hearing on the JCO was held on January 7, 2026 at the conclusion of which the court directed the State to supplement the record related to certain issues raised by objectors. The Court held an additional hearing on June 24, 2026 where it considered the Plaintiffs’ supplemental record and objections thereto. At the close of the hearing, the Court indicated its intention to approve the JCO. The settlement also establishes a process for determining the amount of the RFS at each of the four current and former operating sites as well as other mechanisms which will secure funding for future remediation at the sites as needed. The proposed RFS amounts and related environmental liabilities for the sites covered by the New Jersey settlement agreement are further described in the Environmental section below.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings and has received subpoenas from the SEC. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In September 2024, an Amended Complaint was filed, and the Company and former officers filed a motion to dismiss the Amended Complaint in October 2024. In May 2026, the Court granted the motion to dismiss while allowing plaintiffs leave to file a motion to amend the complaint. The Plaintiffs filed an amended complaint in June 2026, and the parties are now briefing dismissal of such complaint. In April 2024, June 2024, July 2024, August 2024 and October 2024, the Company received seven stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In June 2025, the Company received a demand letter from one of these stockholders requesting that the Board investigate allegations that the Company made false and misleading disclosures regarding its financial condition and controls. The Board considered the demand letter and deferred any further investigation during the pendency of the other ongoing litigation and investigations as described herein.

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

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred $2 and $4 of costs for these indemnification agreement requests during the three and six months ended June 30, 2026, respectively. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of June 30, 2026 as it cannot estimate the ultimate outcome at this time.

Arbitration Related to DeLisle Site

In 2024, we announced that the PCC Group planned to build and operate a chlor-alkali facility on the grounds of our TiO2 plant in DeLisle, Mississippi and that the PCC Group and the Company entered into a chlorine supply agreement (“CSA”) which was subject to certain conditions precedent. During project development, the parties discussed certain items, including the projected cost and timeline to build the chlor-alkali facility, and the impact certain of these developments would have on the CSA, In March 2026, the CSA was terminated, and the project to build the chlor-alkali facility is not proceeding. The Company filed a request for arbitration in April 2026 with regards to the CSA termination, seeking payment by PCC of a break-up fee under the CSA, a declaration that the Company is not obligated to pay PCC a break-up fee, and the Company’s fees and costs. In June 2026, PCC filed an answer to the Request for Arbitration, denying the Company's claims, and asserted counterclaims against the Company seeking payment of a break-up fee under the CSA plus lost profits and its fees and costs. The Company disputes PCC's counterclaims and intends to pursue its claims and defend against the counterclaims. As of June 30, 2026, the Company has accrued an amount that does not materially affect results of operations for the period related to this matter.

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

The following table sets forth the Company’s environmental remediation liabilities at June 30, 2026 and December 31 2025 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	June 30, 2026	December 31, 2025
Chambers Works, Deepwater, New Jersey	$104	$73
Dordrecht Works, Netherlands	29	30
Fayetteville Works, Fayetteville, North Carolina (1)	311	320
Pompton Lakes, New Jersey	53	53
Washington Works, West Virginia	174	24
All other sites	124	118
Total environmental remediation	$795	$618
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at June 30, 2026 and December 31 2025.

	June 30, 2026	December 31, 2025
Current environmental remediation	$124	$88
Long-term environmental remediation	671	530
Total environmental remediation	$795	$618

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by years of operation, maintenance, and monitoring (“OM&M”) activities. In most cases, the duration of OM&M is uncertain and therefore the Company estimates the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $700 above the amount accrued at June 30, 2026. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 until July 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court and was completed in March 2026, and a hearing is scheduled in September 2026 on the review petitions. EPA has commenced the rulemaking process to rescind the Index PFAS portions of the 2024 MCLs regulation. Depending on the ultimate outcome of EPA’s actions, the Company's estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed an LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $24 and $26 are included in the environmental remediation balance as of June 30, 2026 and December 31, 2025, respectively. Further, the Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has filed a pro forma objection to the conditional fine. This procedure is on hold upon the Company’s request because of the pending permit application. The Company has piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. The Company has not recorded a liability for this matter as of June 30, 2026 as it believes that it is operating in compliance with the applicable permitting and is not subject to any conditional fines that the DCMR previously asserted it would raise. As of June 30, 2026, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of June 30, 2026 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

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

In connection with the New Jersey settlement negotiations, in the second quarter of 2025, the Company recorded a $60 increase to certain of its environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the Company’s change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of June 30, 2026, the Company has total environmental remediation-related liabilities recorded for these sites, excluding the off-site drinking water program reserves, of $146, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental remediation-related liabilities for these sites is approximately $225.

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

Chemours incurred environmental remediation expenses of $153 and $166 for the three and six months ended June 30, 2026, respectively, and $56 and $67 for the three and six months ended June 30, 2025, respectively, of which $5 and $8 for the three and six months ended June 30, 2026, respectively, and $4 and $7 for the three and six months ended June 30, 2025, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2026 and December 31 2025.

	June 30, 2026	December 31, 2025
On-site remediation	$172	$176
Off-site groundwater remediation	139	144
Total Fayetteville environmental remediation	$311	$320

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2026 and December 31 2025.

	June 30, 2026	December 31, 2025
Current environmental remediation	$47	$46
Long-term environmental remediation	264	274
Total Fayetteville environmental remediation	$311	$320

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

At June 30, 2026 and December 31 2025, the Company had $121 and $124 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of June 30, 2026 and December 31 2025, the Company had $18 and $20, respectively for both periods, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system, which was completed in June 2023, followed by an engineer's certification confirming that the barrier wall was constructed and documented to be in conformance with the approved design.

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $172 and $176 at June 30, 2026 and December 31 2025, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites

In February 2019, the Company received a NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. Through discussions with EPA regarding PFAS-related allegations at its U.S. Advanced Performance Materials sites, in June 2026, the Company entered into a settlement agreement and a proposed Consent Decree (the “2026 Consent Decree”) with EPA, as well as the West Virginia Department of Environmental Protection (“WVDEP”), to resolve claims relating to the discharge of PFAS compounds and other regulatory matters, including the February 2019 TSCA NOV. The 2026 Consent Decree was lodged in the West Virginia District Court and, once entered, Chemours is expected to pay EPA and WVDEP a $23 civil penalty over a three-year period The Company has reserved this $23 as of June 30, 2026.

In addition to the civil penalties mentioned above, the 2026 Consent Decree also requires the Company to fund $90 and perform additional projects to further reduce PFAS emissions and discharges or provide drinking water relief, over 15 years, subject to annual rollover and inflation mechanisms. Although this represents a legally enforceable obligation to fund qualifying projects, which are subject to approval by the EPA prior to implementation, the Company intends and currently expects to use the $90 funding for projects that are capital in nature, will be owned or controlled by Chemours, and reduce emissions relative to future site operations by the Company. As such, the $90 will be recorded as property plant and equipment as qualified spending occurs in the future.

The 2026 Consent Decree also includes certain injunctive relief that the Company will undertake to mitigate future emissions and enhance existing programs including the off-site drinking water programs around its Washington Works and Chambers Works facilities. These injunctive relief provisions include (i) for compliance with the existing TSCA GenX 5(e) Order, the requirement for plants to recover and capture (destroy) or recycle GenX compounds at specified efficiencies from all the effluent process streams and the air emissions, (ii) the requirement to hire an engineer to conduct an evaluation of certain manufacturing processes at Fayetteville, including to identify points for potential releases from the processes and review and address the engineering report accordingly, and (iii) the requirement to implement 14 specific projects identified to reduce the PFOA and HFPO-DA levels in its effluent (process water, ground water, storm water) at Washington Works. These injunctive relief measures primarily relate to capital projects which will be recognized as property plant and equipment as spending occurs in the future. Pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, the Company provides alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. The Company also provides regular sampling and GAC change outs activities as per OC requirements. The injunctive relief described in the 2026 Consent Decree includes an expanded off-site drinking water program pursuant to Appendix E, which supersedes the requirements of the OC including lowering the level and expanding the parameter list by which alternative water will be offered. As a result of the expanded off-site drinking water program requirements at Washington Works and Chambers Works pursuant to the 2026 Consent Decree and considering the impact of the 2026 Consent Decree on other long-term OM&M projects at Washington Works, the Company recognized additional environmental remediation reserves of $141 in the second quarter of 2026.

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,900 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In December 2024, EID and Chemours filed a motion to decertify the class on the grounds, among others, that the class representatives are inadequate and not representative. In September 2025 the Court denied the motion to decertify without prejudice. In January 2026, the Court scheduled a one-week trial in July 2026 for four of the individual well owner cases, and in June 2026, scheduled a trial to begin in the class action case in March 2027. Prior to the start of the July 2026 trial, the Company, along with EID, Corteva and DuPont, pursuant to the MOU, agreed to a settlement in principle to resolve the actions encompassing approximately 2,900 private well owners. Based on this settlement in principle reached, in the second quarter of 2026, the Company recorded a reserve for its 50% share of the amount owed, pursuant to the MOU, all of which is expected to be paid out and settled in the next twelve months.

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

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint was later amended to add Corteva and to drop DowDuPont. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages. In February 2023, the matter was removed to federal court. In July 2024, the court dismissed the claims for products liability, deceptive trade practices and public nuisance. In July 2026, the case was tagged to the AFFF MDL.

In April 2026, Aqua North Carolina filed suit in the Eastern District of North Carolina against Corteva, DuPont, the Company and John Doe defendants, asserting cost recovery claims under CERCLA for response costs and damages regarding PFAS contamination of source waters serving affected Aqua water utilities and wastewater treatment plants in southeastern North Carolina. In July 2026, the case was tagged to the AFFF MDL.

As of June 30, 2026, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

In May 2026, a putative class action on behalf of residents, employers and employees of Brunswick County was filed against Dupont Industrial Biosciences USA, LLC and the Company in North Carolina state court seeking equitable relief for alleged PFAS and toxin contamination. The complaint asserts breach of fiduciary duty and breach of environmental justice policy and seeks a court order requiring defendants to remedy the alleged pollution and to provide funds to pay for residents to purchase filter systems. In June 2026, the case was removed to federal court.

In July 2026, Chemours, DuPont, Corteva, and EIDP continued to engage in settlement discussions relating to certain of the claims noted above and asserted by certain North Carolina governmental entities or water suppliers. While there is no guarantee that these discussions between the parties will result in a final resolution on terms acceptable to the Company, considering all available information including the progress in settlement discussions to date, the Company considers a loss probable with respect to resolution of such asserted claims. In the second quarter of 2026, the Company recognized a total $203 legal reserve related to certain North Carolina matters, which reflects both the Company’s best estimate of its share of a probable resolution of such asserted claims, pursuant to the MOU, as well as the settlement in principle to resolve the actions encompassing approximately 2,900 private well owners described above.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

For all of the other matters noted above which are not addressed through the legal reserve recognized as of June 30, 2026, management believes that a loss is reasonably possible as to the civil litigation matters, but not estimable at this time given that there are significant issues to be resolved and certain matters continue to be in their early stages. These matters are complex and involve multiple parties, and, as such, the amount of any reasonably possible loss cannot be estimated as there continues to be significant uncertainty as to any potential outcome of these matters, including potential scope, terms or timing of any possible resolution. Any potential resolution of these discussions and any reasonably possible future committed expenditures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded a June 30, 2026 and December 31, 2025, respectively, with respect to this indemnification.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the National Pollutant Discharge Elimination System (“NPDES”) permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. The court held an evidentiary hearing on the motion for preliminary injunction from May 21-23, 2025 during which the court moved the trial date from March 2026 to September 16, 2025. In June 2025, the court granted a motion to intervene filed by Little Hocking Water Association ("LHWA"). On August 7, 2025, the Court issued a preliminary injunction that enjoined Chemours from discharging HFPO-DA in excess of effluent limits set by its NPDES Permit limits including by, but not limited to, production changes, process modifications, off-site treatment, or temporary cessation of operations. Chemours appealed the court’s preliminary injunction order to the Fourth Circuit, which vacated the preliminary injunction in June 2026 and subsequently remanded the action to the district court. In connection with entering into the June 2026 Consent Decree with EPA and WVDEP, the Company and West Virginia Rivers Coalition reached an agreement to settle its claims, including payment of its attorneys’ fees and costs of less than $1. West Virginia Rivers Coalition moved to dismiss its claims with prejudice and the court granted such motion in August 2026.

Chemours Washington Works discharges, through outfalls at the site, wastewater, and stormwater pursuant to a NPDES permit issued by WVDEP. In addition, we discharge treated wastewater and non-contact cooling water from a second perfluoroalkoxy (“PFA”) processing line pursuant to a separate NPDES permit. We have continued to engage with regulatory authorities on these NPDES permits including providing additional data and information as requested. In April 2026, we submitted a modification to allow extension of the second PFA processing line NPDES permit while the site-wide NPDES permit renewal application continues to be evaluated. In June, WVDEP issued the extension through December 2026. If we are unable to agree with the WVDEP on NPDES permit renewals or extensions at our Washington Works site, this could impact our ability to operate the site and could have a material adverse effect on the Company’s financial position, results of operations, and cash flows, including that this could represent an indicator of potential impairment of the Company’s long-lived assets which could trigger an assessment of the recoverability of the related assets and such an assessment could result in future impairment losses.

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $7 and $14 for the three and six months ended June 30, 2026, respectively, and $7 and $12 for the three and six months ended June 30, 2025, respectively.

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

Stock Options

There were no stock options granted during the six months ended June 30, 2026.

The Company recorded $1 and $2 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2026, respectively, and $2 and $4 for the three and six months ended June 30, 2025, respectively. At June 30, 2026, approximately 4,139,000 stock options remained outstanding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted approximately 1,076,000 restricted stock units (“RSUs”) to certain management and employees under the 2017 Plan. Additionally, as the 2026 Plan was approved on April 24, 2026, all further grants have been made under the 2026 Plan, and as such, during the six months ended June 30, 2026, the Company granted approximately 89,000 RSUs to certain management and employees under the 2026 Plan. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $5 and $11 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2026, respectively, and $4 and $7 for the three and six months ended June 30, 2025, respectively. At June 30, 2026, approximately 2,212,000 remained non-vested.

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

Six Months Ended June 30, 2026
Risk-free interest rate	3.46%
Forecast period (years)	2.83
Volatility	59.60%
Dividend yield	0%
Fair value per performance share unit (1)	$27.78
(1)
Represents the grant date fair value as of March 2, 2026.

The Company recorded stock-based compensation expense specific to its PSUs of $1 for each of the three and six months ended June 30, 2026, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded a net reversal of stock-based compensation expense specific to its PSUs of less than $1 for each of the three and six months ended June 30, 2025. At June 30, 2026, approximately 620,000 PSUs at 100% of the target amount remained non-vested.

Performance Stock Options

There were no performance stock options ("PSOs") granted during the six months ended June 30, 2026.

The Company recorded less than $1 in stock-based compensation expense specific to its PSOs for each of the three and six months ended June 30, 2026, respectively, and $1 for each of the three and six months ended June 30, 2025, respectively. At June 30, 2026, approximately 886,000 PSOs remained outstanding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2026	$(51)	$(8)	$(144)	$(41)	$(244)
Other comprehensive income (loss)	22	11	(19)	1	15
Balance at June 30, 2026	$(29)	$3	$(163)	$(40)	$(229)

Balance at January 1, 2025	$39	$4	$(354)	$(56)	$(367)
Other comprehensive (loss) income	(93)	(20)	201	(7)	81
Balance at June 30, 2025	$(54)	$(16)	$(153)	$(63)	$(286)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2026, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $225, and an average maturity of one month. At December 31, 2025, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170, and an average maturity of one month. Chemours recognized net losses of $3 and $6 for the three and six months ended June 30, 2026, respectively, and a net gain of $1 and a net loss of $1 for the three and six months ended June 30, 2025, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2026, the Company had 169 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $199, and an average maturity of four months. At December 31, 2025, the Company had 170 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214, and an average maturity of four months. Chemours recognized a pre-tax gain of $2 and a pre-tax gain of $6 for the three and six months ended June 30, 2026, respectively, and pre-tax losses of $14 and $18 for the three and six months ended June 30, 2025, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2026, $2 and $5 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2025, $2 and $5 of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $4 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Interest Rate Swaps

At June 30, 2026 and December 31, 2025, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized no amount of pre-tax gain/loss and a pre-tax gain of less than $1 for the three and six months ended June 30, 2026, respectively, within accumulated other comprehensive loss. Chemours recognized a pre-tax gain of less than $1 and a pre-tax loss of $1 for the three and six months ended June 30, 2025, within accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2026, $1 and $2 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2025 $1 and $1 of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $1 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 4 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Forward Contract

On June 4, 2026, we entered into a foreign currency forward contract with a gross notional U.S. dollar equivalent of $145 that we designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of its TWD-denominated subsidiary. The Company recognized a pre-tax gain of $1 for the three months ended June 30, 2026, on its foreign currency borrowing net investment hedge within accumulated other comprehensive loss. The balances in AOCI associated with the foreign currency forward contract will remain in AOCI and will only be reclassified into earnings if and when the net investment in our Taiwan subsidiary is sold or substantially sold. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended June 30, 2026.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax loss of $1 and a pre-tax gain of $9 for the three and six months ended June 30, 2026, respectively, and pre-tax losses of $40 and $55 for the three and six months ended June 30, 2025, respectively, on its foreign currency borrowing net investment hedge within accumulated other comprehensive loss. The balances is in AOCI associated with the foreign currency borrowings designated as an investment hedge will remain in AOCI and will only be reclassified into earnings if and when the net investment in our European subsidiaries are sold or substantially sold. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2026 and 2025.

On June 2, 2026, the Company de-designated €100 million of foreign currency borrowings from net investment hedge accounting. As a result of this de-designation, the Company recognized a pre-tax gain of $3 for three months ended June 30, 2026, in other income (expense), net. Concurrently with this de-designation, we entered into an off-setting foreign currency forward contract, with a total notional amount of €100 million that was designated as a fair value hedge with changes in fair value recognized within other income (expense), net. The Company recognized a pre-tax loss of $3 for the three and six months ended June 30, 2026 on its foreign currency forward contract within other income (expense), net.

Net Investment Hedge – Cross-Currency Swaps

Concurrently with the offering of the senior unsecured notes due January 2023 (as described further in "Note15 - Debt"), the Company entered into a cross-currency swap to effectively convert $600 of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, maturing on January 15, 2030. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized pre-tax losses of $6 and pre-tax gain of $12 for the three and six months ended June 30, 2026 within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the three and six months ended June 30, 2026.

In June 2026, the Company entered into a cross-currency swap to effectively convert an additional $349 senior unsecured notes into a euro-denominated borrowing of €300 million at prevailing euro interest rates, maturing on March 15, 2031. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized a pre-tax gain of $1 for the three and six months ended June 30, 2026 on this cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for this cross-currency swap for the three and six months ended June 30, 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2026 and December 31, 2025.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2026	December 31, 2025
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	5	—
Foreign currency forward contracts designated as a net investment hedge	Accounts and notes receivable, net (Note 8)	1
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 8)	1	—
Total asset derivatives		$7	$—

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	—	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 14)	1	3
Foreign currency forward contracts designated as a fair value hedge	Other accrued liabilities (Note 14)	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 14)	48	59
Total liability derivatives		$52	$65

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2026 and 2025.

				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Three Months Ended June 30,	Goods Sold	Expense, Net	Income, Net	Loss
2026
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(3)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	2
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(1)
Foreign currency forward contract designated as a net investment hedge				1
Foreign currency forward contract designated as a fair value hedge			(3)
Cross-currency swap designated as a net investment hedge	—	—	—	(5)

2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	(14)
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(40)
Cross-currency swap designated as a net investment hedge	—	—	—	(61)

				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Six Months Ended June 30,	Goods Sold	Expense, Net	Income, Net	Loss
2026
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(6)	$—
Foreign currency forward contracts designated as a cash flow hedge	(5)	—	—	6
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	9
Foreign currency forward contract designated as a net investment hedge				1
Foreign currency forward contract designated as a fair value hedge			(3)
Cross-currency swap designated as a net investment hedge	—	—	—	12

2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(18)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(55)
Cross-currency swap designated as a net investment hedge	—	—	—	(77)

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$(2)	$(2)	$(4)	$(4)
Interest cost	(3)	(3)	(7)	(6)
Expected return on plan assets	6	6	12	11
Amortization of actuarial loss	—	(1)	—	(2)
Amortization of prior service gain	—	—	—	1
Settlement gain	—	—	—	—
Total net periodic pension cost	$1	$—	$1	$—

Net (loss) gain	$—	$—	$—	$—
Prior service cost	—	—	—	—
Amortization of actuarial loss	—	1	—	2
Amortization of prior service gain	—	—	—	(1)
Recognition of settlement gain	—	—	—	—
Curtailment gain	—	—	—	—
Effect of foreign exchange rates	—	(6)	1	(8)
Benefit (cost) recognized in other comprehensive income	—	(5)	1	(7)
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$1	$(5)	$2	$(7)

The Company made cash contributions of $0 and $3 to its defined benefit pension plans during each of the three and six months ended June 30, 2026, respectively, and $4 and $8 for the three and six months ended June 30, 2025, respectively. Contributions for the three and six months ended June 30, 2026, were net of a receipt of $3 of qualifying funding ratio premium discount for the defined benefit plan in the Netherlands. The Company expects to make additional cash contributions of $1 to its defined benefit pension plans during the remainder of 2026.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$671	$670
Restricted cash and restricted cash equivalents (1)	52	54
Cash, cash equivalents, restricted cash and restricted cash equivalents	$723	$724
(1)
At June 30, 2026 and December 31, 2025, the restricted cash and restricted cash equivalent balances of $52 and $54, respectively, primarily includes cash and cash equivalents included in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. See “Note 17 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended June 30, 2026
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$591	$661	$326
Segment cost of goods sold	360	611	289
Segment selling, general and administrative expense	30	29	34
Segment research and development expense	8	7	12
Add back: Depreciation and amortization (2)	18	33	23
Equity in earnings of affiliates	3	—	6
Other segment items (3)	1	(1)	(6)
Segment Adjusted EBITDA	$213	$48	$26

Six Months Ended June 30, 2026
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$1,158	$1,220	$569
Segment cost of goods sold	724	1,149	526
Segment selling, general and administrative expense	59	56	67
Segment research and development expense	15	14	23
Add back: Depreciation and amortization (2)	35	67	46
Equity in earnings of affiliates	6	—	11
Other segment items (3)	(2)	1	(21)
Segment Adjusted EBITDA	$403	$67	31

June 30, 2026
Segment information from Interim Consolidated Balance Sheets:
Total assets	$1,767	$2,337	$1,681
Investments in affiliates	71	—	99

Six Months Ended June 30, 2026
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	40	25	25

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended June 30, 2025
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$597	$657	$346
Segment cost of goods sold	377	606	282
Segment selling, general and administrative expense	26	29	34
Segment research and development expense	7	8	12
Add back: Depreciation and amortization (2)	18	32	35
Equity in earnings of affiliates	2	—	7
Other segment items (3)	—	(1)	10
Segment Adjusted EBITDA	$207	$47	$50

Six Months Ended June 30, 2025
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$1,063	$1,254	$639
Segment cost of goods sold	689	1,150	533
Segment selling, general and administrative expense	51	57	67
Segment research and development expense	15	15	24
Add back: Depreciation and amortization (2)	34	64	70
Equity in earnings of affiliates	4	—	13
Other segment items (3)	(2)	(1)	16
Segment Adjusted EBITDA	$348	$97	$82

December 31, 2025
Segment information from Consolidated Balance Sheets:
Total assets	$1,694	$2,399	$1,677
Investments in affiliates	73	—	87

Six Months Ended June 30, 2025
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	44	57	24
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

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended June 30, 2026
Net sales to external customers	$1,578	$13	$—	$1,591
Depreciation and amortization	$74	$1	$5	$80

Six Months Ended June 30, 2026
Net sales to external customers	$2,947	$25	$—	$2,972
Depreciation and amortization	$148	$2	$9	$159
Purchases of property, plant, and equipment	$90	$1	$2	$93

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended June 30, 2025
Net sales to external customers	$1,600	$15	$—	$1,615
Depreciation and amortization	$85	$1	$5	$91

Six Months Ended June 30, 2025
Net sales to external customers	$2,956	$27	$—	$2,983
Depreciation and amortization	$168	$2	$10	$180
Purchases of property, plant, and equipment	$125	$1	$1	$127

Total Assets (1)
June 30, 2026	$5,785	$93	$1,272	$7,150
December 31, 2025	$5,770	$95	$1,517	$7,382
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Thermal & Specialized Solutions	$213	$207	$403	$348
Titanium Technologies	48	47	67	97
Advanced Performance Materials	26	50	31	82
Segment Adjusted EBITDA	287	304	501	527
Other non-reportable segment Adjusted EBITDA	2	4	5	5
Corporate expenses (1)	(42)	(46)	(90)	(103)
Unallocated Items:
Interest expense, net	(68)	(67)	(137)	(133)
Depreciation and amortization	(80)	(91)	(159)	(180)
Non-operating pension and other post-retirement employee benefit income	3	2	5	4
Exchange losses, net	(1)	(4)	(1)	(7)
Restructuring, asset-related, and other charges (Note 4)	(3)	(6)	(16)	(27)
Inventory write-offs	—	(2)	—	(2)
Loss on extinguishment of debt (2)	(2)	—	(11)	—
Gain on sales of assets and businesses, net (3)	266	—	266	1
Transaction costs	—	(2)	(2)	(3)
Qualified spend recovery (4)	6	13	11	22
Litigation-related charges (5)	(225)	(293)	(244)	(293)
Environmental charges (6)	(144)	(60)	(150)	(60)
Loss before income taxes	$(1)	$(248)	$(22)	$(249)
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
For the three and six months ended June 30, 2026, loss on extinguishments of debt includes $2 and $11, respectively, related to the partial early redemption of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, which is discussed in further detail in "Note 15 - Debt"
(3)
For three and six months ended June 30, 2026, Gain on sales of assets and businesses, net, includes a $266 gain on sale of assets related to the sale of nine parcels of land in Kuan Yin, Taiwan. Refer to “Note 10 – Property, Plant and Equipment" for further details.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".
(5)
For the three and six months ended June 30, 2026, Litigation-related charges includes $223 and $235 related to PFOA and PFAS legal reserves. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(6)
For both the three and six months ended June 30, 2026, Environmental charges includes $141 related to expanded off-site drinking water program requirements at Washington Works and Chambers Works pursuant to the 2026 Consent Decree, as well as the impact of the 2026 Consent Decree on other long-term OM&M projects at Washington Works. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.

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

Recent Developments

Tariffs

The chemicals sector has been and continues to be impacted by changes in U.S. and foreign trade policies, particularly the introduction and adjustment of tariffs by the United States as well as foreign retaliatory tariffs. We actively monitor changes and adjust our operations accordingly to enhance supply chain flexibility, including taking certain pricing actions and evaluating opportunities to source products not directly impacted by existing or potential tariffs. After the U.S. Supreme Court ruled in February 2026 that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President of the United States (the “President”) to impose tariffs, U.S. Customs and Border Protection established a process to return paid IEEPA tariffs to importers. The Company began receiving IEEPA refunds during the second quarter of 2026. In July 2026, the President imposed additional tariffs under Section 301 of the Trade Act of 1974 and Section 338 of the Tariff Act of 1930, which apply to the vast majority of U.S. imports. The President also has imposed additional tariffs on certain products under Section 232 of the Trade Expansion Act of 1962. The long-term impact of tariffs, including potential changes to existing tariffs or the imposition of further retaliatory trade measures, as well as possible tariff refunds, on our business, financial condition and results of operations remains uncertain.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$1,591	$1,615	$2,972	$2,983
Cost of goods sold	1,305	1,337	2,474	2,469
Gross profit	286	278	498	514
Selling, general, and administrative expense	469	424	616	547
Research and development expense	27	28	53	55
Restructuring, asset-related, and other charges	3	18	16	51
Total other operating expenses	499	470	685	653
Equity in earnings of affiliates	9	9	17	17
Interest expense, net	(68)	(67)	(137)	(133)
Loss on extinguishment of debt	(2)	—	(11)	—
Other income, net	273	2	296	6
Loss before income taxes	(1)	(248)	(22)	(249)
Provision for income taxes	273	131	281	135
Net loss	(274)	(379)	(303)	(384)
Less: Net income attributable to non-controlling interests	—	1	—	1
Net loss attributable to Chemours	$(274)	$(380)	$(303)	$(385)
Per share data
Basic (loss) earnings per share of common stock	$(1.81)	$(2.53)	$(2.01)	$(2.56)
Diluted (loss) earnings per share of common stock	(1.81)	(2.53)	(2.01)	(2.56)

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2026.

Change in net sales from prior period	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Price	2%	2%
Volume	(4)%	(4)%
Currency	1%	2%
Portfolio	—%	—%
Total change in net sales	(1)%	—%

Our net sales were relatively flat at $1.6 billion for the three months ended June 30, 2026 and 2025, as a decrease in volume of 4% was offset by an increase in price of 2% and favorable currency movements of 1%. The decrease in volume was primarily driven by lower volumes in Thermal & Specialized Solutions ("TSS") and Advanced Performance Materials ("APM") segments, while the increase in price was attributable to our TSS and Titanium Technologies ("TT") segments.

Our net sales were relatively flat at $3 billion for the six months ended June 30, 2026 and 2025, as a 4% decrease in volume was offset by a 2% increase in price and favorable currency movements adding a 2% tailwind to the segment’s net sales as compared to the same period in the prior year. The decrease in volume was primarily driven by lower volumes in our APM and TT segment, while the increase in price was attributable to our TSS segment.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) was relatively flat at $1.3 billion and $2.5 billion for the three and six months ended June 30, 2026, respectively, compared with COGS of $1.3 billion and $2.5 billion for the same periods in 2025.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $45 million (or 11%) and $69 million (or 13%) to $469 million and $616 million for the three and six months ended June 30, 2026, respectively, compared with SG&A expense of $424 million and $547 million for the same periods in 2025. The increase in our SG&A expense for the three months ended June 30, 2026 was primarily attributable to an increase of approximately $120 million related to adjustments to environmental reserves, as well as a decrease of approximately $10 million in the MOU benefit related to litigation costs. This was partially offset by lower corporate litigation related charges and legacy legal fees in the period of approximately $90 million. The increase in our SG&A expense for the six months ended June 30, 2026 was primarily attributable to an increase of approximately $120 million related to adjustments to environmental reserves, and a decrease of approximately $20 million in the MOU benefit related to litigation costs. This was partially offset by lower corporate litigation related charges and legacy legal fees in the period of approximately $60 million.

Research and Development Expense

Our research and development (“R&D”) expense was largely unchanged at $27 million and $53 million for the three and six months ended June 30, 2026, respectively, compared with R&D expense of $28 million and $55 million for the same periods in 2025.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $15 million (or 83%) and $35 million (or 69%) to $3 million and $16 million for the three and six months ended June 30, 2026, respectively, compared with restructuring, asset-related, and other charges of $18 million and $51 million for the same periods in 2025. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2026 were attributable to $2 million and $6 million, respectively, of charges related to our decision to exit our SPS CapstoneTM business, along with $1 million and $1 million, respectively, of decommissioning and other charges related to the Titanium Technologies Transformation Program. Additionally, for the six months ended June 30, 2026, our restructuring, asset-related, and other charges were attributable to employee separation charges of $9 million related to the 2026 Restructuring Program. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2025 were primarily attributable to $17 million and $45 million, respectively, of charges related to our decision to exit our SPS CapstoneTM business, along with $1 million and $5 million, respectively, of decommissioning and other charges related to the Titanium Technologies Transformation Program.

The Chemours Company

Equity in Earnings of Affiliates

Our equity in earnings of affiliates was flat at $9 million and $17 million for the three and six months ended June 30, 2026, respectively, compared with equity in earnings of affiliates of $9 million and $17 million for the same periods in 2025.

Interest Expense, Net

Our interest expense, net increased by $1 million (or 1%) and $4 million (or 3%) to $68 million and $137 million for the three and six months ended June 30, 2026, respectively, compared with interest expense, net of $67 million and $133 million for the same periods in 2025. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt following the amendment to the Amended and Restated Credit Agreement related to the 2032 U.S. Dollar Term Loan in October 2025 and higher interest rates on the issuance of the 2034 Notes in March 2026.

Loss on Extinguishment of Debt

For the three and six months ended June 30, 2026, we recognized a loss on extinguishment of debt of $2 million and $11 million, respectively, related to the partial early redemption of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, respectively. See "Note 15 - Debt" to the Interim Consolidated Financial Statements for further details.

Other Income, Net

Our other income, net increased by $271 million (or over 100%) and $290 million (or over 100%) to $273 million and $296 million for the three and six months ended June 30, 2026, respectively, compared with other income, net of $2 million and $6 million for the same periods in 2025. The increase in our other income, net was primarily attributable to the gain on sale of nine parcels of land sold in Kuan Yin, Taiwan in the second quarter of 2026. See "Note 10 - Property, Plant, and Equipment, Net" related to the to the Interim Consolidated Financial Statements for further details.

Provision for Income Taxes

We recognized a provision for income taxes of $273 million and $131 million for the three months ended June 30, 2026 and 2025, respectively.

There was a $142 million increase in our provision for income taxes for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Our provision for income taxes for the three months ended June 30, 2026 was primarily attributable to the geographical mix of earnings and the recognition of a full valuation allowance against our U.S. federal and state deferred tax assets, inclusive of approximately $208 million related to prior year deferred tax assets, as a result of matters discussed in "Note 17 - Commitments and Contingent Liabilities". Additionally, our provision for income taxes was impacted by profit in inventory, withholding taxes on the repatriation of earnings, the non-taxable gain on the Company’s sale of land for local Taiwanese tax purposes, and a foreign derived deduction eligible income tax benefit resulting from tax law changes pursuant to the 2025 Tax Act. Our provision for the three months ended June 30, 2025 was primarily attributable to $169 million tax expense to record a valuation allowance against our deferred tax asset for U.S. federal and state interest carryforwards, as well as $9 million tax expense to record valuation allowances against certain U.S. state and foreign net operating loss carryforwards. These were partially offset by a $66 million tax benefit related to environmental and litigation reserve, both recorded during the quarter.

We had a provision for income taxes of $281 and $135 million for the six months ended June 30, 2026 and 2025, respectively. There was a $146 million increase in our provision for income taxes for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Our provisions for the six months ended June 30, 2026 and for the six months ended June 30, 2025 were primarily attributable to the same factors discussed above.

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

A reconciliation of Segment Adjusted EBITDA to our consolidated income (loss) before income taxes for the three and six months ended June 30, 2026 and 2025 is included in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net sales	$591	$597	$1,158	$1,063
Adjusted EBITDA	213	207	403	348
Adjusted EBITDA margin	36%	35%	35%	33%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and six months ended June 30, 2026.

Change in segment net sales from prior period	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Price	2%	6%
Volume	(4)%	1%
Currency	1%	2%
Total change in segment net sales	(1)%	9%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $6 million (or 1%) to $591 million for the three months ended June 30, 2026, compared with segment net sales of $597 million for the same period in 2025. The decrease in segment net sales for the three months ended June 30, 2026 was primarily attributable to a 4% decrease in volume, partially offset by a 2% increase in price and favorable currency movements adding a 1% tailwind to the segment’s net sales. The decrease in volumes was primarily attributable to lower stationary AC aftermarket refrigerant sales of TSS Opteon™ blends in North America, compared with elevated demand in the second quarter of 2025 driven by the stationary technology transition under the U.S. AIM Act, partially offset by higher Freon™ prices, primarily in the automotive segment.

Our Thermal & Specialized Solutions segment’s net sales increased by $95 million (or 9%) to $1.2 billion for the six months ended June 30, 2026, compared with segment net sales of $1.1 billion for the same period in 2025. The increase in segment net sales for the six months ended June 30, 2026 was primarily attributable to an increase in prices of 6%, volumes of 1%, and favorable currency movements adding a 2% tailwind to the segment’s net sales as compared to the same period in the prior year. The increase in volume and price was primarily attributable to the aforementioned higher Freon™ sales.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2026, segment Adjusted EBITDA increased by $6 million (or 3%) to $213 million and Adjusted EBITDA margin increased by approximately 100 basis points to 36%, compared with segment Adjusted EBITDA of $207 million and Adjusted EBITDA margin of 35% for the same period in 2025. The increase in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2026 was primarily attributable to the aforementioned increase in refrigerant prices, as well as cost timing favorability.

For the six months ended June 30, 2026, segment Adjusted EBITDA increased by $55 million (or 16%) to $403 million and Adjusted EBITDA margin increased by approximately 200 basis points to 35%, compared with segment Adjusted EBITDA of $348 million and Adjusted EBITDA margin of 33% for the same period in 2025. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2026 were primarily attributable to the aforementioned increase in refrigerant prices, as well as cost timing favorability.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net sales	$661	$657	$1,220	$1,254
Adjusted EBITDA	48	47	67	97
Adjusted EBITDA margin	7%	7%	5%	8%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2026.

Change in segment net sales from prior period	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Price	2%	—%
Volume	(2)%	(5)%
Currency	1%	2%
Total change in segment net sales	1%	(3)%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $4 million (or 1%) to $661 million for the three months ended June 30, 2026 compared with segment net sales of $657 million for the same period in 2025. The increase in segment net sales for the three months ended June 30, 2026 was primarily attributable to an increase in price of 2% and favorable currency movements adding a 1% tailwind to the segment’s net sales, partially offset by a decrease in volumes of 2% as compared to the same period in the prior year. Volume decreases were primarily driven by lower TiO2 sales across key end markets, with the exception of Asia, excluding China and Latin America.

Our Titanium Technologies segment’s net sales decreased by $34 million (or 3%) to $1.2 million for the six months ended June 30, 2026 compared with segment net sales of $1.3 billion for the same period in 2025. The decrease in segment net sales for the six months ended June 30, 2026 was primarily attributable to a decrease in volume of 5%, partially offset by favorable currency movements adding a 2% tailwind to the segment’s net sales.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2026 segment Adjusted EBITDA was relatively flat at $48 million and Adjusted EBITDA margin stayed flat at 7%, compared with segment Adjusted EBITDA of $47 million and Adjusted EBITDA margin of 7% for the same period in 2025.

For the six months ended June 30, 2026, segment Adjusted EBITDA decreased by $30 million (or 31%) to $67 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 5%, compared with segment Adjusted EBITDA of $97 million and Adjusted EBITDA margin of 8% for the same period in 2025. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2026 were primarily attributable to lower costs absorption as a result of lower volumes and higher input costs, partially offset by favorable currency movements.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net sales	$326	$346	$569	$639
Adjusted EBITDA	26	50	31	82
Adjusted EBITDA margin	8%	14%	5%	13%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and six months ended June 30, 2026.

Change in segment net sales from prior period	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Price	2%	1%
Volume	(9)%	(14)%
Currency	1%	2%
Total change in segment net sales	(6)%	(11)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $20 million (or 6%) to $326 million for the three months ended June 30, 2026, compared with segment net sales of $346 million for the same period in 2025. The decrease in segment net sales for the three months ended June 30, 2026 was primarily attributable to a decrease in volumes of 9%, partially offset by an increase in price of 2% and favorable currency movements adding a 1% tailwind to the segment’s net sales as compared to the same period in the prior year. Volumes decreased primarily due to lower sales associated with the SPS CapstoneTM product line closure that was completed in the third quarter of 2025, partially offset by beginning signs of recovery in semiconductors and aerospace, as well as growth in electric vehicles and data centers.

Our Advanced Performance Materials segment’s net sales decreased by $70 million (or 11%) to $569 million for the six months ended June 30, 2026, compared with segment net sales of $639 million for the same period in 2025. The decrease in segment net sales for the six months ended June 30, 2026 was primarily attributable to a 14% decrease in volume, partially offset by a 1% increase in price and favorable currency movements adding a 2% tailwind to the segment’s net sales in the same period of the prior year. Volumes decreased primarily due to operational impacts in the first quarter of 2026 related to the previously disclosed and resolved outage at the Washington Works site, as well as operational impacts to the SPS CapstoneTM product line, partially offset by beginning signs of recovery in semiconductors and aerospace, as well as growth in electric vehicles and data centers.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2026, segment Adjusted EBITDA decreased by $24 million (or 48%) to $26 million and Adjusted EBITDA margin decreased by approximately 600 basis points to 8%, compared with segment Adjusted EBITDA of $50 million and Adjusted EBITDA margin of 14% for the same period in 2025. The decrease in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2026 was primarily attributable to lower volumes due to the exit of the SPS CapstoneTM product line and operational impacts related to the previously disclosed and resolved outage at the Washington Works site.

For the six months ended June 30, 2026, segment Adjusted EBITDA decreased by $51 million (or 62%) to $31 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 5%, compared with segment Adjusted EBITDA of $82 million and Adjusted EBITDA margin of 13% for the same period in 2025. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2026 were primarily attributable to lower volumes due to the exit of the SPS CapstoneTM product line and operational impacts related to the previously disclosed and resolved outage at the Washington Works site.

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

Corporate and Other costs decreased by $4 million (or 9%) and $13 million (or 13%) to $42 million and $90 million for the three and six months ended June 30, 2026, compared with Corporate and Other costs of $46 million and $103 million for the same periods in 2025. The decrease in Corporate and Other costs for the three and six months ended June 30, 2026 was primarily attributable to lower environmental and PFOA reserve adjustments in the second quarter of 2026, lower legacy legal costs, decreased proxy costs and a decrease in other corporate expenses due to prior year adjustments, partially offset by a decrease in the MOU benefit and an increase in executive office spend.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Corporate expenses	$(42)	$(46)	$(90)	$(103)
Unallocated items:
Interest expense, net	(68)	(67)	(137)	(133)
Depreciation and amortization	(80)	(91)	(159)	(180)
Non-operating pension and other post-retirement employee benefit income	3	2	5	4
Exchange losses, net	(1)	(4)	(1)	(7)
Restructuring, asset-related, and other charges (Note 4 to the Interim Consolidated Financial Statements)	(3)	(6)	(16)	(27)
Inventory write-offs	—	(2)	—	(2)
Loss on extinguishment of debt (1)	(2)	—	(11)	—
Gain on sales of assets and business, net (2)	266	—	266	1
Transaction costs	—	(2)	(2)	(3)
Qualified spend recovery (3)	6	13	11	22
Litigation-related charges (4)	(225)	(293)	(244)	(293)
Environmental charges (5)	(144)	(60)	(150)	(60)
Corporate expenses and unallocated items	$(290)	$(556)	$(528)	$(781)
(1)
For the three and six months ended June 30, 2026, loss on extinguishments of debt includes $2 million and $11 million, respectively, related to the partial early redemption of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, which is discussed in further detail in "Note 15 - Debt"
(2)
For three and six months ended June 30, 2026, Gain on sales of assets and businesses, net, includes a $266 million gain on sale of assets related to the sale of nine parcels of land in Kuan Yin, Taiwan. Refer to “Note 10 – Property, Plant and Equipment" for further details.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".
(4)
For the three and six months ended June 30, 2026, Litigation-related charges includes $223 million and $235 million related to PFOA and PFAS legal reserves. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(5)
For both the three and six months ended June 30, 2026, Environmental charges includes $141 million related to expanded off-site drinking water program requirements at Washington Works and Chambers Works pursuant to the 2026 Consent Decree, as well as the impact of the 2026 Consent Decree on other long-term OM&M projects at Washington Works. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility, receivable factoring facilities and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of August 2027.

At June 30, 2026, we had total unrestricted cash and cash equivalents of $671 million, of which $516 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of June 30, 2026 was $953 million, net of $47 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At June 30, 2026, we were in compliance with the applicable covenants under the Credit Agreement. Our revolving commitments are comprised of $780 million in revolving commitments that mature on May 2, 2030 and $220 million in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On July 17, 2026, Moody’s downgraded our rating to B1 from Ba3. This action is in line with the negative outlook that Moody’s put on the global chemicals sector in March 2026. Our outlook has been changed from negative to stable, reflecting expectations for continued earnings improvement and free cash flow generation, along with net proceeds from asset sales to be applied toward debt reduction. On April 16, 2025, S&P Global affirmed our BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges, including an increase in interest expense as a result of higher interest rates on any new or refinanced borrowings.

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

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least August 2027.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the three months ended June 30, 2026 and 2025, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $89 million and $133 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. For the six months ended June 30, 2026 and 2025, we accelerated the collection of approximately $156 million and $226 million, respectively, of our accounts receivable, incurring an immaterial discount amount of both periods. See “Note 8 – Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

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

In the second quarter of 2026, the Company used €230 million of cash to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028.

For the three and six months ended June 30, 2026, we recognized a loss on extinguishments of debt of $2 million and $11 million, respectively, related to the partial early redemption of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028.

As a result of the Company’s 2026 debt-related activity, anticipated annual interest expense is expected to decrease approximately $1 million. This expected annual interest expense reduction reflects the positive impact of repayments of the senior unsecured notes due May 2027, partial repayment of the senior unsecured notes due November 2028, pay down of a portion of the outstanding tranche B-3 euro term loan due August 2028, and the cross-currency swap of the senior unsecured notes, partially offset by the issuance of the 2034 Notes in March 2026. For further details, see “Note 15 – Debt” and "Note 20 - Financial Instruments" to the Interim Consolidated Financial Statements.

A substantial majority of the $516 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at June 30, 2026, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the six months ended June 30, 2026, we received approximately $578 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At June 30, 2026, our consolidated balance sheets include $795 million for environmental remediation liabilities, of which $124 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $124 million, $47 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $1.3 billion is available after consideration of the funding of the payment to the State of Ohio, and supplemental payment to the State of Delaware, and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1.3 billion available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

The Chemours Company

•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. Pursuant to the terms of the PFAS Insurance Proceeds Memorandum of Understanding ("PFAS Insurance MOU"), the parties agreed to suspend the obligation of each of the parties to fund the $50 million MOU payments due by September 30, 2025. Additionally, also pursuant to the terms of the PFAS Insurance MOU, the parties agreed that our future MOU funding requirements will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement. The next escrow payment of $50 million is currently due on or before September 30, 2026 and the following payments are expected on or before September 30 of each subsequent year through and including 2028. As such, at June 30, 2026 and December 31, 2025, we had $50 million deposited into the escrow account. If on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU, including, as applicable, potential additional agreements to facilitate certain ongoing mediation or settlement discussions. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement was $45 million that was paid to the state in November 2025, and the remaining share of $10 million, was paid in April 2026, which represented our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, in January 2026, we contributed our portion of the supplemental payment to the State of Delaware for $13 million. In June 2025, EID and Chemours reached an agreement in principle to resolve the Hoosick Falls class action lawsuit. Our portion of the total settlement in accordance with the MOU is $13.5 million, of which, $11 million was paid in July 2026, and the remaining $2.5 million paid in five installments annually. In August 2025, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”), and the State of New Jersey agreed to a Judicial Consent Order (“JCO”) on terms consistent with the recommended settlement agreement. Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 million over a 25-year period. Our portion of the scheduled annual settlement payments is $269 million as of June 30, 2026 on a net present value basis. We expect that the $150 million consideration pursuant to the PFAS Insurance MOU as well as the $50 million restricted cash in the MOU escrow account will fully fund our New Jersey settlement payment obligations through at least 2030. In June 2026 we entered into an agreement with EPA, as well as the WVDEP, whereas we are expected to pay the EPA and WVDEP a $23 million civil penalty over a three-year period. We have accrued litigation of $658 million at June 30, 2026, of which $357 million is classified as current. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of August 2027. Our capital allocation strategy is aligned with our strategic priorities under Pathway to Thrive and commitment to balance sheet flexibility. Our capital allocation strategy seeks to (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Since its inception, the Company has consistently maintained a long practice of returning capital to its shareholders, which will remain a strategic priority going forward. On August 4, 2026, the Board of Directors of Chemours declared a quarterly cash dividend of $0.0875 per share on the Company's common stock for the second quarter of 2026. The dividend will be paid on September 15, 2026, to stockholders of record as of August 14, 2026.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Cash provided by (used for) operating activities	$114	$(19)
Cash provided by (used for) investing activities	195	(128)
Cash used for financing activities	(308)	(84)

Operating Activities

We generated $114 million in cash flows for our operating activities during the six months ended June 30, 2026. Comparatively, we used $19 million in cash flows for our operating activities during the six months ended June 30, 2025. The increase in our operating cash inflows was primarily attributable to changes in net working capital as a result of fewer inventory purchases made in 2026, in addition to higher earnings in the second quarter of 2026.

Investing Activities

We generated $195 million in cash flows for our investing activities during the six months ended June 30, 2026. Comparatively, we used $128 million in cash flows for our investing activities during the six months ended June 30, 2025. The increase in our investing cash inflows was primarily attributable to $294 million in proceeds from sales of assets and business, primarily due to the net proceeds of the Kuan Yin land sale. This cash generation was partially offset by purchases of property, plant, and equipment of $93 million during the six months ended June 30, 2026, compared to $127 million for the six months ended June 30, 2025. The decrease in cash spending related to property, plant, and equipment is due to timing of payments, as there were more payments in 2025, partially offset by increased capital project spend incurred year-over-year.

Financing Activities

We used $308 million in cash flows for our financing activities during the six months ended June 30, 2026 which was primarily attributable to our capital allocation activities, resulting in $963 million of debt repayments, $26 million of cash dividends, $5 million of payments on finance leases, $10 million of payments of debt issuance cost, $6 million of debt extinguishment payments and $2 million of payments related to tax withholdings on vested stock awards, partially offset by $700 million of proceeds from issuance of debt, $3 million of net proceeds from exercised stock options and $1 million of net proceeds in connection with one of our supplier financing programs.

We used $84 million in cash flows for our financing activities during the six months ended June 30, 2025 which was primarily attributable to our capital allocation activities, resulting in $50 million of cash dividends, along with $16 million of net debt repayments.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at June 30, 2026 and December 31, 2025.

(Dollars in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$671	$670
Restricted cash and restricted cash equivalents	—	2
Accounts and notes receivable, net	907	679
Inventories	1,452	1,569
Prepaid expenses and other	63	80
Assets held for sale	1	1
Total current assets	$3,094	$3,001

Our accounts and notes receivable, net increased by $228 million (or 34%) to $907 million at June 30, 2026, compared with accounts and notes receivable, net of $679 million at December 31, 2025. This increase in our accounts and notes receivable, net at June 30, 2026 was primarily attributable to higher net sales in the second quarter of 2026, compared to the fourth quarter of 2025, as well as a higher value-added tax receivable and a larger receivable derivative balance, partially offset by collections through our Accounts Receivable Securitization facility and a lower MOU balance.

Our inventories decreased by $117 million (or 7%) to $1.5 billion at June 30, 2026, compared with inventories of $1.6 billion at December 31, 2025. The decrease in our inventories at June 30, 2026 was primarily attributable to a decrease in raw materials and finished goods inventories, partially offset by an increase in semi-finished inventories. Raw materials decreased because we consumed a portion of our high grade ore inventory. Additionally, the decrease in finished goods is a result of seasonally higher sales and lowered purchases through the first half of 2026 within our Thermal & Specialized Solutions segment, in addition to our Titanium Technologies segment right sizing finished product inventory.

Our prepaid expenses and other decreased by $17 million (or 21%) to $63 million at June 30, 2026, compared with prepaid expenses and other of $80 million at December 31, 2025. The decrease in our prepaid expenses and other was primarily due to decreases in prepaid tax and prepaid insurance amortization, partially offset by an increase in prepaid other and income tax receivable.

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2026 and December 31, 2025.

(Dollars in millions)	June 30, 2026	December 31, 2025
Accounts payable	$937	$954
Compensation and other employee-related costs	83	96
Short-term and current maturities of long-term debt	34	42
Current environmental remediation	124	88
Other accrued liabilities	683	506
Total current liabilities	$1,861	$1,686

Our accounts payable decreased by $17 million (or 2%) to $937 million at June 30, 2026 compared with accounts payable of $954 million at December 31, 2025. The decrease in our accounts payable at June 30, 2026 was primarily attributable to lower spend in the second quarter of 2026, compared to the fourth quarter of 2025.

Our compensation and other employee-related costs decreased by $13 million (or 14%) to $83 million at June 30, 2026 compared with compensation and other employee-related costs of $96 million at December 31, 2025. The decrease in our compensation and other employee-related costs at June 30, 2026 was primarily attributable to lower annual incentive plan accruals, partially offset by an increase in accruals for employee benefits.

Our short-term and current maturities of long-term debt decreased by $8 million (or 19%) to $34 million at June 30, 2026 compared with short-term and current maturities of long-term debt of $42 million at December 31, 2025. The decrease in our short-term and current maturities of long-term debt was primarily attributable to the timing of payments, as the balance related to insurance premium financing was paid down in the first half of 2026.

The Chemours Company

Our current environmental remediation increased by $36 million (or 41%) to $124 million at June 30, 2026 compared with current environmental remediation of $88 million at December 31, 2025. The increase in our current environmental remediation was primarily attributable to higher environmental remediation accruals in the second quarter of 2026. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details on environmental remediation.

Our other accrued liabilities increased by $177 million (or 35%) to $683 million at June 30, 2026 compared with other accrued liabilities of $506 million at December 31, 2025. The increase in our other accrued liabilities was primarily attributable to an increase in accrued litigation, an increase in our interest accrued as driven by the timing of payments, as well as increases to accrued other expense, deferred credits, accrued severance and asset retirement obligations. This was partially offset by payments of customer discounts and rebates in the second quarter of 2026, a decrease in derivative instruments related to a cross currency swap, and a decrease to income tax payable.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At June 30, 2026 and December 31, 2025, our consolidated balance sheets include environmental remediation liabilities of $795 million and $618 million, respectively, relating to these matters, which, as discussed in further detail below, include $311 million and $320 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $700 million above the amount accrued at June 30, 2026. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2026 and December 31, 2025, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	June 30, 2026	December 31, 2025
Chambers Works, Deepwater, New Jersey	$104	$73
Dordrecht Works, Netherlands	29	30
Fayetteville Works, Fayetteville, North Carolina	311	320
Pompton Lakes, New Jersey	53	53
Washington Works, West Virginia	174	24
All other sites	124	118
Total environmental remediation	$795	$618

The five sites listed above represent 84% and 81% of our total accrued environmental remediation liabilities at June 30, 2026 and December 31, 2025, respectively. For these five sites, we expect to spend, in the aggregate, $228 million over the next three years. For all other sites, we expect to spend $68 million over the next three years.

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

Further, as a result of the expanded off-site drinking water program requirements at Washington Works and Chambers Works as referenced in Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, pursuant to the 2026 Consent Decree, we recognized additional environmental remediation reserves of $29 million in the second quarter of 2026 for Chamber Works, inclusive of $22 million that were included in Accrued Litigation liabilities as of December 31, 2025 that were reclassified to Accrued Environmental Remediation as of June 30, 2026.

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

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $24 million and $26 million are included in the environmental remediation balance as of June 30, 2026 and December 31, 2025, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. While we do not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims, prior to the fourth quarter of 2025, we had not accrued for any amounts related to the fund. Although we believed a loss was probable and could be material, an amount of loss was not deemed estimable. In the fourth quarter of 2025, we, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework and based on the proposed framework, we considers a loss probable and reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, in the fourth quarter of 2025, we accrued an amount that did not materially affect results of operations for that period related to the potential fund which represented its 50% share of the total funding included in the settlement framework. In the second quarter of 2026, a revised settlement framework was proposed, and we updated its reserve for this matter, accruing an amount that did not materially affect results of operations for the period. The aggregate amount recorded in both the fourth quarter of 2025 and second quarter of 2026 remains accrued as of June 30, 2026.

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

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We filed a pro forma objection to the conditional fine. This procedure is on hold upon our request because of the pending permit application. We have piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. We have not recorded a liability for this matter at June 30, 2026 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

Washington Works, Parkersburg, West Virginia (“Washington Works”)

The Washington Works complex is located on the eastern shore of the Ohio River south of Parkersburg, West Virginia. The facility encompasses approximately 400 acres, which were purchased by EID in the late 1940’s. Other nearby land parcels purchased by EID included Blennerhassett Island, and three separate properties where WVDEP permitted landfills were operated. Site operations began in 1948 and included the manufacture of nylon, filaments, and acrylics. In 1949, fluoropolymer manufacturing began, and in 1959, polyoxymethylene production was started. Landfill operations occurred from the 1960’s through the early 2000’s when all three were closed according to WVDEP approved closure plans. Beginning in 2014, EID no longer used PFOA as a polymerization aid to manufacture some fluoropolymer resins at Washington Works.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $43 million and $24 million as of June 30, 2026 and December 31, 2025, respectively. The accrual increase was primarily driven by a change in estimate related to the Company's long-term operation, maintenance and monitoring ("OM&M") programs at Washington Works.

The Chemours Company

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit issued by the WVDEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WVDEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WVDEP issued an NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WVDEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent ("AOC") with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August, 2023 we submitted an Alternatives Analysis and Implementation Plan ("AA&IP") consistent with the Administrative Order on Consent. In December 2024, EPA issued comments on the AA&IP, accepting certain provisions and rejecting other provisions of the plan. In December 2024, we submitted a revised NPDES permit application which includes abatement and other practices to substantially address the discharge exceedances subject to the AOC. In April 2025, we submitted a revised AA&IP in response to EPA to comments and to conform with the revised NPDES permit application. The provisions of the AOC have been incorporated into the 2026 Consent Order between the company, EPA and West Virginia (see additional discussions under “Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites” in Note 17 – Commitments and Contingent Liabilities to the Interim Consolidated Financial Statements). We expect to make future capital and other operating-related expenditures at Washington Works in connection with the 2026 Consent Order and permit application. In addition, we discharge treated wastewater and non-contact cooling water from a second perfluoroalkoxy (“PFA”) processing line pursuant to a separate NPDES permit. In April 2026, we submitted a modification to allow extension of the second PFA processing line NPDES permit while the site-wide NPDES permit renewal application continues to be evaluated. WVDEP granted the extension through December 2026. In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO-DA, under the NPDES permit held by the Chemours Washington Works facility, in which, Little Hocking intervened. West Virginia Rivers Coalition has moved to dismiss its claims.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals that were related to this matter were included in Accrued Litigation and were $16 million as of December 31, 2025. These accruals were reclassified to Accrued Environmental Remediation as of June 30, 2026. The 2026 Consent Decree between the company, EPA and WVDEP incorporates and supersedes the requirements of the 2006 OC including lowering the allowed concentration level and expanding the parameter list by which alternative water supply will be offered (see additional discussions under "Leach Settlement" in Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.) As a result of these changes and pursuant to requirements of the 2026 Consent Decree, in addition to the amount noted above that was reclassified to Accrued Environmental Remediation, the Company recognized an increase to its environmental remediation reserve for the off-site drinking water program at Washington Works of $113 million in the second quarter of 2026. Inclusive of the off-site drinking water program reserves, environmental accruals related to Washington Works were $174 million and $24 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Chemours Company

Chemours’ 2030 CRC goals articulate a strategic vision for managing climate-related impacts. By embedding climate considerations into business strategy, teams are empowered to proactively address climate disruptions and drive innovation in next-generation solutions that support resilience in a changing climate. Chemours’ Pathway to Thrive corporate strategy is directly linked to climate action. The strategy is designed to support efforts to ensure products are manufactured, distributed, and used with a focus on minimizing environmental impact and safeguarding the communities in which we operate. Through this approach, we seek to protect our license to operate, meet customer needs, sharpen our innovation and differentiate our portfolio, which we believe supports the creation of enduring value for our shareholders.

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

The Chemours Company

In our Advanced Performance Materials segment, we see continued increasing demand for some of our key growth markets, offset by the more mature markets that are impacted by cyclical demand. Further, our fluoropolymers are critical to delivering durable, high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving vehicle emission controls and fuel economy, enabling vehicle electrification by improving performance of batteries while enabling cost reductions, and improving the sustainability footprint and performance of hybrid and electric car batteries. Our fluoropolymer technology also supports market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

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

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings will be held in 2025. In August 2025, the five national authorities reviewed over 5,600 comments from the 2023 consultation and updated their original restriction proposal. This revised version, called the Background Document, is now the basis for ECHA’s committee opinions and includes alternative restriction options instead of a full ban or a ban with time-limited derogations for certain applications. In March 2026, RAC adopted its final opinion and SEAC issued its draft opinion. A 60-day consultation period on the SEAC opinion was completed on May 25, 2026. ECHA final opinions are expected later in 2026, concluding the regulatory process. The European Commission will determine the scope and implementation of the REACH restriction. The estimated earliest entry into force of restrictions is 2027, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") restriction process.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2026, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $225 million, the fair value of which amounted to less than negative $1 million. At December 31, 2025, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170 million, the fair value of which amounted to less than $1 million. We recognized net losses of $3 million and $6 million for the three and six months ended June 30, 2026, respectively, and a net gain of $1 million and a net loss of $1 million for the three and six months ended June 30, 2025, respectively, in other income (expense), net.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2026, we had 169 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $199 million, the fair value of which amounted to $5 million. At December 31, 2025, we had 170 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax gain of $2 million and a pre-tax gain of $6 million for the three and six months ended June 30, 2026, respectively, and pre-tax losses of $14 million and $18 million for the three and six months ended June 30, 2025, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2026, $2 million of loss and $5 million of loss were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2025, $2 million and $5 million of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively

On June 4, 2026, we entered into a foreign currency forward contract with a gross notional U.S. dollar equivalent of $145 million that we designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of our TWD-denominated subsidiary. We recognized a pre-tax gain of $1 million for the three months ended June 30, 2026, on our foreign currency borrowing net investment hedge within accumulated other comprehensive loss.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $1 million and a pre-tax gain of $9 million for the three and six months ended June 30, 2026, respectively, on our net investment hedge within accumulated other comprehensive loss. The balances is in AOCI associated with the de-designated foreign currency borrowings will remain in AOCI and will only be reclassified into earnings if and when the net investment in our European subsidiaries are sold or substantially sold. No amounts were reclassified from accumulated other comprehensive loss for our net investment hedges during the three and six months ended June 30, 2026 and 2025.

The Chemours Company

On June 2, 2026, we de-designated €100 million of foreign currency borrowings from net investment hedge accounting. As a result of this de-designation, we recognized a pre-tax gain of $3 million for three months ended June 30, 2026, in other income (expense), net. Concurrently with this de-designation, we entered into an off-setting foreign currency forward contract, with a total notional amount of €100 million that was designated as a fair value hedge with changes in fair value recognized within other income (expense), net. We recognized a pre-tax loss of $3 million for the three and six months ended June 30, 2026 on our foreign currency forward contract within other income (expense), net.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to $48 million and $59 million at June 30, 2026 and December 31, 2025 , respectively. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax loss of $6 million and pre-tax gain of $12 million for the three and six months ended June 30, 2026 on our cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the three and six months ended June 30, 2026. In June 2026, we entered into a cross-currency swap to effectively convert an additional $349 million of USD senior unsecured notes into a euro-denominated borrowing of €300 million at prevailing euro interest rates, maturing on March 15, 2031. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax gain of $1 million for the three months ended June 30, 2026 on this cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for this cross-currency swap for the three months ended June 30, 2026.

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate, as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At June 30, 2026 and December 31, 2025, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $1 million and negative $3 million, respectively. We recognized no amount of pre-tax gain/loss and pre-tax gain of less than $1 million for the three and six months ended June 30, 2026, respectively, within accumulated other comprehensive loss. We recognized a pre-tax gain of less than $1 million and a pre-tax loss of $1 million for the three and six months ended June 30, 2025, respectively, within accumulated other comprehensive loss For each of the three and six months ended June 30, 2026, $1 and $2 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss. For the three and six months ended June 30, 2025 less than $1 million and $1 million of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively

Item 4. CONTROLS AND PROCEDURES

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

As of June 30, 2026, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2024, ECHA published a registration update for trifluoroacetic acid (“TFA”). This update includes a self-classification, by TFA registrants, of a Category 2 Reproductive toxicant. BAuA, the German competent authority responsible for REACH and the CLP regulation in Germany, submitted a dossier to ECHA proposing to harmonize the hazard classification of TFA. In May 2025, ECHA launched a 60-day public consultation period on the CLH proposal for TFA which included updates to its hazard classification for reproductive toxicity, newly proposed as a category 1B, and introduced a PMT/vPvM (Persistent, Mobile and Toxic/very Persistent and very Mobile) classification. In June 2026, ECHA’s RAC completed its scientific review and adopted an opinion recommending that TFA be classified as Reproductive Toxicity Category 1B, and as a PMT/vPvM substance under the EU CLP regulation. The recommendation is under consideration by the EU Commission and is not yet legally effective. If the Commission adopts the decision and amends Annex VI of the CLP Regulation, the changes become legally binding across the EU after a transition period. In July 2026, the European Food - Safety Authority completed published its updated scientific assessment of TFA. The revised guidance lowered the acceptable daily intake from its previous guidance and established a new acute reference dose. The impacts of these various restrictions, and regulatory measures and guidance in the EU as noted above, individually and in the aggregate, could lead to material adverse effects on our results of operations, financial condition, and cash flows.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, we, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court, and was completed in March 2026, and a hearing is scheduled in September 2026 on the review petitions. EPA has commenced the rulemaking process to rescind the Index PFAS portions of the 2024 MCLs regulation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no share repurchases during the six months ended June 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

Insider Trading Arrangements.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026.

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

10.1*

Form of Consent Decree, dated June 23, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2026).

10.2

The Chemours Company 2026 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 30, 2026).

10.3	Form of Award Terms of Performance Share Units under The Chemours Company 2026 Equity and Incentive Plan.

10.4	Form of Award Terms of Time-Vested Restricted Stock Units under The Chemours Company 2026 Equity and Incentive Plan for grantees located in the U.S.

10.5	Form of Award Terms of Time-Vested Restricted Stock Units under The Chemours Company 2026 Equity and Incentive Plan for grantees located outside the U.S.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, which has been formatted in Inline XBRL and included within Exhibit 101.

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

THE CHEMOURS COMPANY
(Registrant)

Date:	August 5, 2026

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)