Form 10-K/A
period 2025-12-31
Chemours Co
filed 2026-11-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of The Chemours Company (the “Company” or “Chemours”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “Original Filing”). Amendment No. 1 is being filed solely to:

•	amend and restate Part II, Item 9A of the Original Filing in its entirety to include Management’s Report on Internal Control over Financial Reporting, which was inadvertently omitted from the Original Filing, and to revise management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures to state that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective as a result of the administrative error that caused such omission; and
•	amend and restate Part IV, Item 15(a)(3) of the Original Filing to include as Exhibits 31.3 and 31.4 currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Management performed and completed its assessment of the Company’s internal control over financial reporting as of December 31, 2025 and management’s assessment was reviewed with the Audit Committee prior to the Original Filing. As a result of an administrative error, Management’s Report on Internal Control over Financial Reporting was inadvertently omitted from the Original Filing. The report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, was included in the Original Filing. Management has concluded that the administrative error described above relates to the Company’s disclosure controls and procedures and did not constitute a deficiency in, or affect management’s conclusion regarding the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2025. This Amendment No. 1 does not affect the Company’s consolidated financial statements included in the Original Filing.

As described in Part II, Item 9A of this Amendment No. 1, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 because of this administrative error. The ineffectiveness of the Company’s disclosure controls and procedures existed from December 31, 2025 until the third quarter of 2026. In addition to the Company’s existing disclosure controls and procedures, during the third quarter of 2026, management implemented additional review procedures to provide reasonable assurance over the completeness of the non-financial statement disclosure requirements of the applicable SEC form.

In accordance with Rule 12b-15 under the Exchange Act, Item 9A and Item 15(a)(3) are amended and restated in their entirety. Currently dated certifications are filed as Exhibits 31.3 and 31.4. Because no financial statements are included in this Amendment No. 1, paragraph 3 of such certifications has been omitted. Additionally, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) because no financial statements are filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, modify or update any other information in the Original Filing. Other than the description above relating to the Company’s disclosure controls and procedures, this Amendment No. 1 does not reflect events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing. Capitalized terms not defined in this Amendment No. 1 have the meanings given to them in the Original Filing.

PART II

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

As of December 31, 2025, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded in the Original Filing that these disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the Original Filing, our CEO and CFO, together with management, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 because of an administrative error in the preparation of our Annual Report on Form 10-K such that Management’s Report on Internal Control over Financial Reporting was not accurately and completely included in the Original Filing.

In addition to the Company’s existing disclosure controls and procedures, during the third quarter of 2026, management implemented additional review procedures to provide reasonable assurance over the completeness of the non-financial statement disclosure requirements of the applicable SEC form.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

Management completed an evaluation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of the Original Filing starting on page F-2.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Refer to the “Index to The Consolidated Financial Statements” commencing on page F-1 of the Original Filing.

(a)(2) Financial Statement Schedule

Schedules not listed herein have been omitted because they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Refer to the “Exhibit Index” beginning on page 5 of this Amendment No. 1.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement by and between E. I. du Pont de Nemours and Company and the Chemours Company (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
2.1(1)	Amendment No. 1, dated August 24, 2017, to the Separation Agreement, dated as of July 1, 2015, by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 25, 2017).
2.2	Purchase and Sale Agreement, dated as of July 26, 2021, by and between The Chemours Company and Manchester Acquisition Sub LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 26, 2021).
3.1	Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
3.2	Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
4.1	Indenture (for senior debt securities), dated as of May 23, 2017, by and between The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).
4.1(1)	First Supplemental Indenture, dated as of May 23, 2017, by and among The Chemours Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).
4.1(2)	Second Supplemental Indenture, dated as of June 6, 2018, among The Chemours Company, the Guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 6, 2018).
4.1(3)	Specimen 5.375% Senior Note due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).
4.2	Indenture, dated as of November 27, 2020, between The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).
4.2(1)	First Supplemental Indenture, dated as of November 27, 2020, among The Chemours Company, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).
4.2(2)	Second Supplemental Indenture, dated as of August 18, 2021, among The Chemours Company, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 18, 2021).
4.2(3)	Third Supplemental Indenture, dated as of November 27, 2024, among The Chemours Company, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2024).
4.2(4)	Specimen 5.750% Senior Notes Due 2028 (included in Exhibit 4.2(1)).
4.2(5)	Specimen 4.625% Senior Notes Due 2029 (included in Exhibit 4.2(2)).
4.2(6)	Specimen 8.000% Senior Notes Due 2033 (included in Exhibit 4.2(3)).
4.2(7)	Instrument of Resignation, Appointment and Acceptance, dated as of August 1, 2022, between the Chemours Company, U.S. Bank National Association, as Retiring Trustee, and Deutsche Bank Trust Company Americas, as Successor Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 26, 2022).
4.3	Description of common stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 14, 2020).
10.1	Second Amended and Restated Transition Services Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.2	Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.3	Employee Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.4	Third Amended and Restated Intellectual Property Cross-License Agreement by and among E. I. du Pont de Nemours and Company, The Chemours Company FC and The Chemours Company TT, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.5	Amendment and Restatement Agreement, dated as of August 18, 2023, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 23, 2023).
10.6	Amendment No. 1, dated as of November 29, 2024, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2025).
10.7	Amendment No. 2, dated as of December 13, 2024, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2025).

Exhibit Number	Description

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

10.10*	The Chemours Company Equity and Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205391), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.11*	The Chemours Company Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.12*	The Chemours Company Management Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205393), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.13(1)*	The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205392), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).
10.13(2)*	The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).
10.14*	The Chemours Company Senior Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).
10.15

The Chemours Company Executive Severance Policy, dated as of October 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 31, 2025).

10.16*	Form of Option Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.21 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).
10.17*	Form of Restricted Stock Unit Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 6, 2015).
10.18*	Form of Stock Appreciation Right Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 6, 2015).
10.19(1)*	Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 6, 2015).
10.19(2)*	Form of Deferred Stock Unit Terms for Non-Employee Directors under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).
10.20*	Form of Performance-Based Restricted Stock Unit Terms for August 2015 (incorporated by reference to Exhibit 10.25 to the company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on November 5, 2015).
10.21*	Form of Performance Share Unit Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 25, 2016).
10.22*	Form of Cash Performance Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 25, 2016).
10.23*	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 25, 2016).
10.24	Letter Agreement dated January 28, 2016 by and between The Chemours Company and E. I. du Pont de Nemours and Company (incorporated by reference to Item 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 23, 2016).
10.25*	Form of Option Award Terms under the Company’s Equity Incentive Plan for grantees located in the U.S. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).
10.26*	Form of Option Award Terms under the Company’s Equity Incentive Plan for grantees located outside the U.S. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).
10.27*	Form of Award Terms of Time-Vested Restricted Stock Units under the Company’s Equity Incentive Plan for grantees located in the U.S. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).
10.28*	Form of Award Terms of Time-Vested Restricted Stock Units under the Company’s Equity Incentive Plan for grantees located outside the U.S. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).
10.29*	Form of Award Terms of Performance Share Units under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).
10.30*	The Chemours Company 2017 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 1, 2017).
10.31	Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (f/k/a DowDuPont Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 22, 2021).

Exhibit Number	Description

10.32	Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue, dated July 13, 2021, by and among The Chemours Company, Corteva, Inc., E.I. du Pont De Nemours and Company, DuPont de Nemours, Inc., and the State of Delaware (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 13, 2021).
10.33(1)*	Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of August 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2022).
10.33(2)*	Amendment to the Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of December 19, 2023 (incorporated by reference to Exhibit 10.41(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.34	Settlement Agreement, dated June 30, 2023, by and among The Chemours Company, The Chemours Company FC, LLC, DuPont de Nemours, Inc., Corteva Inc. and E. I. du Pont de Nemours and Company n/k/a EIDP, Inc. and representatives of certain U.S. public water systems as set out therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 30, 2023).
10.35*	Special Employment and Separation Agreement and Release between Susan Kelliher and the Company, dated as of September 25, 2023 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
10.36*	Separation and Release Agreement, dated as of March 22, 2024, by and between The Chemours Company and Mark E. Newman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 25, 2024).
10.37*	Separation and Release Agreement, dated as of April 23, 2024, by and between The Chemours Company and Jonathan S. Lock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2024).
10.38	Form of Judicial Consent Order, dated August 3, 2025 and Exhibit A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 4, 2025).
10.39

PFAS Insurance Memorandum of Understanding, dated August 3, 2025 by and among The Chemours Company, Corteva, Inc. and DuPont de Nemours, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 4, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2025).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026).
22	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026).
23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026).
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026).
31.3**	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.4**	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
32.1	Section 1350 Certification of the Company’s Principal Executive Officer (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026). The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026). The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
95	Mine Safety Disclosures (incorporated by reference to Exhibit 95 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2026).
97	Incentive-Based Compensation Clawback Policy for Executive Officers (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 27, 2024).
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025, which has been formatted in Inline XBRL and included within Exhibit 101.

* Management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	November 3, 2026

By:	/s/ Shane Hostetter
Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)