Form 10-Q
period 2026-09-30
Chemours Co
filed 2026-11-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 150,534,489 shares of common stock, $0.01 par value, outstanding at November 2, 2026.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,540	$1,495	$4,512	$4,478
Cost of goods sold	1,309	1,262	3,783	3,732
Gross profit	231	233	729	746
Selling, general, and administrative expense (1)	(25)	122	591	669
Research and development expense	24	26	77	81
Restructuring, asset-related, and other charges	3	4	19	55
Total other operating expenses	2	152	687	805
Equity in earnings of affiliates	11	9	28	27
Interest expense, net	(69)	(68)	(206)	(201)
Loss on extinguishment of debt	—	—	(11)	—
Other income, net	51	16	347	23
Income before income taxes	222	38	200	(210)
Provision for (benefit from) income taxes	26	(8)	307	128
Net income (loss)	196	46	(107)	(338)
Less: Net income attributable to non-controlling interests	—	—	—	1
Net income (loss) attributable to Chemours	$196	$46	$(107)	$(339)
Per share data
Basic earnings (loss) per share of common stock	$1.29	$0.31	$(0.71)	$(2.26)
Diluted earnings (loss) per share of common stock	1.29	0.31	(0.71)	(2.26)
(1)
Selling, general and administrative ("SG&A") expense for the three and nine months ended September 30, 2026 includes $150 received by the Company related to the PFAS Insurance MOU. See "Note 17 - Commitments and Contingent Liabilities" for further details.

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$196			$46
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$12	$—	12	$5	$(1)	4
Unrealized gain on cash flow hedge	1	—	1	2	—	2
Reclassifications to net income - cash flow hedge	—	—	—	2	—	2
Hedging activities, net	13	—	13	9	(1)	8
Cumulative translation adjustment	—	—	—	(1)	—	(1)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	6	(1)	5	2	—	2
Effect of foreign exchange rates	—	—	—	—	—	—
Reclassifications to net income:
Amortization of actuarial loss	—	—	—	1	—	1
Amortization of prior service gain	—	—	—	—	—	—
Settlement (loss)	—	—	—	(2)	—	(2)
Defined benefit plans, net	$6	$(1)	5	$1	$—	1
Other comprehensive income			18			8
Comprehensive (loss) income			214			54
Less: Comprehensive income attributable to non-controlling interests			—			—
Comprehensive (loss) income attributable to Chemours			$214			$54

	Nine Months Ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$(107)			$(338)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$34	$—	34	$(118)	$29	(89)
Unrealized gain (loss) on cash flow hedge	7	(1)	6	(17)	3	(14)
Reclassifications to net income - cash flow hedge	7	(1)	6	(2)	—	(2)
Hedging activities, net	48	(2)	46	(137)	32	(105)
Cumulative translation adjustment	(19)	—	(19)	200	—	200
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	6	(1)	5	2	—	2
Effect of foreign exchange rates	1	—	1	(8)	—	(8)
Reclassifications to net income:
Amortization of actuarial loss	1	—	1	3	—	3
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement (loss)	—	—	—	(2)	—	(2)
Defined benefit plans, net	$7	$(1)	6	$(6)	$—	(6)
Other comprehensive income			33			89
Comprehensive income (loss)			(74)			(249)
Less: Comprehensive income attributable to non-controlling interests			—			1
Comprehensive income (loss) attributable to Chemours			$(74)			$(250)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$698	$670
Restricted cash and restricted cash equivalents	41	2
Accounts and notes receivable, net	922	679
Inventories	1,475	1,569
Prepaid expenses and other	82	80
Assets held for sale	1	1
Total current assets	3,219	3,001
Property, plant, and equipment	9,996	9,920
Less: Accumulated depreciation	(6,992)	(6,842)
Property, plant, and equipment, net	3,004	3,078
Operating lease right-of-use assets	282	271
Goodwill	46	46
Other intangible assets, net	2	2
Investments in affiliates	184	160
Assets held for sale, non-current	—	21
Restricted cash and restricted cash equivalents	62	52
Other assets	494	751
Total assets	$7,293	$7,382
Liabilities
Current liabilities:
Accounts payable	$995	$954
Compensation and other employee-related cost	87	96
Short-term and current maturities of long-term debt	50	42
Current environmental remediation	116	88
Other accrued liabilities	529	506
Total current liabilities	1,777	1,686
Long-term debt, net	3,783	4,099
Operating lease liabilities	192	191
Long-term environmental remediation	689	530
Deferred income taxes	65	37
Other liabilities	631	588
Total liabilities	7,137	7,131
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 199,333,095 shares issued and 150,519,801 shares outstanding at September 30, 2026; 198,720,786 shares issued and 149,893,993 shares outstanding at December 31, 2025)	2	2
Treasury stock, at cost (48,813,294 shares at September 30, 2026 and 48,826,793 at December 31, 2025)	(1,801)	(1,802)
Additional paid-in capital	1,092	1,074
Retained earnings	1,073	1,220
Accumulated other comprehensive loss	(211)	(244)
Total Chemours stockholders’ equity	155	250
Non-controlling interests	1	1
Total equity	156	251
Total liabilities and equity	$7,293	$7,382

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2025	198,545,179	$2	48,846,879	$(1,803)	$1,066	$1,249	$(286)	$2	$230
Common stock issued - compensation plans	162,698	—	—	—	—	—	—	—	—
Exercise of stock options, net	10,868	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	46	—	—	46
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	8	—	8
Balance at September 30, 2025	198,718,745	$2	48,846,879	$(1,803)	$1,071	$1,282	$(278)	$2	$276

Balance at July 1, 2026	199,276,562	$2	48,813,294	$(1,801)	$1,088	$891	$(229)	$1	$(48)
Common stock issued - compensation plans	53,935	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	2,598	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net income	—	—	—	—	—	196	—	—	196
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	18	—	18
Balance at September 30, 2026	199,333,095	$2	48,813,294	$(1,801)	$1,092	$1,073	$(211)	$1	$156

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2025	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,685	$(367)	$1	$572
Common stock issued - compensation plans	396,892	—	(24,723)	1	—	(1)	—	—	—
Exercise of stock options	21,820	—	—	—	—	—	—	—	—
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net (loss) income	—	—	—	—	—	(339)	—	1	(338)
Dividends declared on common shares ($0.425 per share)	—	—	—	—	—	(63)	—	—	(63)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	89	—	89
Balance at September 30, 2025	198,718,745	$2	48,846,879	$(1,803)	$1,071	$1,282	$(278)	$2	$276

Balance at January 1, 2026	198,720,786	$2	48,826,793	$(1,802)	$1,074	$1,220	$(244)	$1	$251
Common stock issued - compensation plans	291,049	—	(13,499)	1	(1)	(1)	—	—	(1)
Exercise of stock options	321,260	—	—	—	3	—	—	—	3
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	—	—	(107)	—	—	(107)
Dividends declared on common shares ($0.2625 per share)	—	—	—	—	—	(39)	—	—	(39)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	33	—	33
Balance at September 30, 2026	199,333,095	$2	48,813,294	$(1,801)	$1,092	$1,073	$(211)	$1	$156

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(107)	$(338)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	239	259
Gain on sales of assets and businesses	(316)	(8)
Equity in earnings of affiliates, net	(20)	(23)
Loss on extinguishment of debt	11	—
Amortization of debt issuance costs and issue discounts	8	9
Deferred tax provision	228	82
Asset-related charges	1	27
Stock-based compensation expense	18	17
Net periodic pension income	(2)	(1)
Defined benefit plan contributions	(1)	(2)
Other operating charges and credits, net	(4)	19
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(223)	(163)
Inventories and other current operating assets	76	(76)
Other non-current operating assets	65	70
(Decrease) increase in operating liabilities:
Accounts payable	32	(79)
Other current operating liabilities	59	92
Other non-current operating liabilities	199	242
Cash provided by operating activities	263	127
Cash flows from investing activities
Purchases of property, plant, and equipment	(144)	(168)
Proceeds from life insurance policies	1	—
Proceeds from sales of assets and businesses	342	7
Foreign exchange contract settlements, net	(8)	(3)
Other investing activities	(3)	1
Cash provided by (used for) investing activities	188	(163)
Cash flows from financing activities
Proceeds from issuance of debt	700	95
Debt repayments	(1,028)	(119)
Payments on finance leases	(8)	(12)
Payments of debt issuance cost	(10)	(4)
Proceeds from supplier financing program	53	64
Payments to supplier financing program	(51)	(70)
Proceeds from exercised stock options, net	3	—
Payments related to tax withholdings on vested stock awards	(2)	(1)
Payments of dividends to the Company's common shareholders	(39)	(63)
Debt extinguishment payments	(6)	—
Other financing activities	17	21
Cash used for financing activities	(371)	(89)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(3)	27
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	77	(98)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	724	763
Cash, cash equivalents, restricted cash and restricted cash equivalents at September 30,	$801	$665

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$40	$28

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

Revised Consolidated Statements of Comprehensive (Loss) Income

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Stockholders' Equity

	Three months ended September 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 7/1/2025	$1,265	$(16)	$1,249
Total Equity 7/1/2025	239	(9)	230
Accumulated Other Comprehensive Income at 7/1/2025	(293)	7	(286)
Net income	$60	$(14)	$46
Other Comprehensive Income	9	(1)	8
Accumulated Other Comprehensive Income at 9/30/2025	(284)	6	(278)
Retained earnings at 9/30/2025	$1,312	$(30)	$1,282
Total Equity 9/30/2025	300	(24)	276

	Nine months ended September 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 1/1/2025	$1,701	$(16)	$1,685
Total Equity 1/1/2025	588	(16)	572
Net loss	$(324)	$(14)	$(338)
Other Comprehensive Income	83	6	89
Accumulated Other Comprehensive Income at 9/30/2025	(284)	6	(278)
Retained earnings at 9/30/2025	$1,312	$(30)	$1,282
Total Equity 9/30/2025	300	(24)	276

Revised Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2025
	As reported	Adjustments	As revised
Net loss	$(324)	$(14)	$(338)
Cash flows from operating activities:
Deferred tax (benefit) provision	$68	$14	$82
Cash provided by (used for) operating activities	127	—	127

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of November 2027; however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

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

At September 30, 2026, the Company has $698 of unrestricted cash and cash equivalents, of which $410 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2026. The Company has $1,777 of current liabilities as of September 30, 2026. The Company also has $953 of availability under its revolving credit facility at September 30, 2026. The Company’s revolving commitments are comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that matured on October 7, 2026; in each case, subject to springing maturity provisions. See "Note 15 - Debt" to these Interim Consolidated Financial Statements for further details.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 2. Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires more detailed disclosures of certain categories of expenses such as inventory purchases, employee compensation and depreciation that are components of existing expense captions presented on the face of the income statement. The guidance will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company has begun preparing for adoption and implementation and is continuously evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$268	$316	$933	$884
Titanium Technologies	282	252	784	801
Advanced Performance Materials	143	110	378	346
Other Non-Reportable Segment	8	7	23	24
Total North America	701	685	2,118	2,055
Asia Pacific:
Thermal & Specialized Solutions	70	69	212	182
Titanium Technologies	138	122	338	351
Advanced Performance Materials	133	138	340	400
Other Non-Reportable Segment	3	3	9	8
Total Asia Pacific	344	332	899	941
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	87	87	282	297
Titanium Technologies	138	141	444	439
Advanced Performance Materials	52	52	161	168
Other Non-Reportable Segment	2	2	6	5
Total Europe, the Middle East, and Africa	279	282	893	909
Latin America (2):
Thermal & Specialized Solutions	85	88	242	259
Titanium Technologies	122	97	333	276
Advanced Performance Materials	9	11	27	37
Other Non-Reportable Segment	—	—	—	1
Total Latin America	216	196	602	573
Total net sales	$1,540	$1,495	$4,512	$4,478
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales by product group and segment
OpteonTM refrigerants	$287	$368	$938	$1,021
FreonTM refrigerants	100	94	412	315
Foam, propellants, and other	123	98	319	286
Total Thermal & Specialized Solutions	510	560	1,669	1,622
Titanium dioxide	650	591	1,830	1,796
Minerals & Other	30	21	69	71
Total Titanium Technologies	680	612	1,899	1,867
Advanced materials	184	190	510	582
Performance solutions	153	121	396	369
Total Advanced Performance Materials	337	311	906	951
Performance chemicals and intermediates	13	12	38	38
Total Other Non-Reportable Segment	13	12	38	38
Total net sales	$1,540	$1,495	$4,512	$4,478

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Contract assets:
Accounts receivable - trade, net (Note 8)	$765	$562
Contract liabilities:
Deferred revenue	$5	$5
Customer rebates (Note 14)	63	75

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2026 were not significant. For the three and nine months ended September 30, 2026, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of September 30, 2026 and December 31, 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2026, Chemours had $98 of remaining performance obligations. The Company expects to recognize approximately 22% of its remaining performance obligations as revenue in 2026, approximately 60% as revenue in 2027, and approximately 18% as revenue in 2028. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2026 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three and nine months ended September 30, 2026 and 2025.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended September 30, 2026
Employee separation charges:
2026 Restructuring Program	$—	$—	$1	$—	$—	$1
Total employee separation charges	—	—	1	—	—	1
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	—	—	—	—	—
Total decommissioning and other charges	—	—	2	—	—	2
Total restructuring and other charges	—	—	3	—	—	3
Asset-related charges:
SPS CapstoneTM Exit	—	—	—	—	—	—
Total asset-related charges	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$—	$3	$—	$—	$3

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Nine Months Ended September 30, 2026
Employee separation charges:
2026 Restructuring Program	$1	$5	$2	$—	$2	$10
Total employee separation charges	1	5	2	—	2	10
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	7	—	—	7
Titanium Technologies Transformation Plan	—	1	—	—	—	1
Total decommissioning and other charges	—	1	7	—	—	8
Total restructuring and other charges	1	6	9	—	2	18
Asset-related charges:
SPS CapstoneTM Exit	—	—	1	—	—	1
Total asset-related charges	—	—	1	—	—	1
Total restructuring, asset-related, and other charges	$1	$6	$10	$—	$2	$19

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended September 30, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$(1)	$—	$—	$(1)
2024 Restructuring Program	—	—	—	—	—	—
Total employee separation charges	—	—	(1)	—	—	(1)
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	5	—	—	5
2024 Restructuring Program	—	—	—	—	—	—
Titanium Technologies Transformation Plan	—	—	—	—	—	—
Total decommissioning and other charges	—	—	5	—	—	5
Total restructuring and other charges	—	—	4	—	—	4
Asset-related charges	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$—	$4	$—	$—	$4

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Nine Months Ended September 30, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$13	$—	$—	$13
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	12	—	—	12
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	11	—	—	11
2024 Restructuring Program	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	6	—	—	—	6
Total decommissioning and other charges	—	6	13	—	—	19
Total restructuring and other charges	—	6	25	—	—	31
Asset-related charges:
SPS CapstoneTM Exit	—	—	24	—	—	24
Total asset-related charges	—	—	24	—	—	24
Total restructuring, asset-related, and other charges	$—	$6	$49	$—	$—	$55

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2026 Restructuring Program

In the first quarter of 2026, as part of our Pathway to Thrive Strategy, management initiated certain company-wide restructuring activities to support our overall cost efforts, capture operational and commercial synergies, and promote improved cash generation. As a result, during the three and nine months ended September 30, 2026, the Company recorded employee separation charges of $1 and $10, respectively, related to the 2026 Restructuring Program. The associated severance payments began in the first quarter of 2026 and are expected to be substantially completed by the end of 2026.

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

As a result, during the three and nine months ended September 30, 2026, the Company recorded restructuring, asset-related and other charges of $2 and $8, respectively. For the nine months ended September 30, 2026, total charges of $8 consisted of non-cash asset-related charges of $1 and decommissioning and other charges of $7. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed within the fourth quarter of 2026. The Company also expects to incur decommissioning and other charges of up to $3 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

2024 Restructuring Program

In the third quarter of 2024, management initiated certain transformation initiatives principally within the Advanced Performance Materials business and certain Corporate functions to capture operational and commercial synergies and cost optimization. As part of these efforts, during the third quarter of 2024, the Company initiated additional cost savings programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. From inception through September 30, 2026, the cumulative amount incurred for the Company's 2024 Restructuring Program amounted to $51, consisting of non-cash asset-related charges of $27, employee separation charges of $19 and other charges of $5. The associated severance payments began in the third quarter of 2024 and were substantially completed in the first quarter of 2026. The Company also expects to incur decommissioning and other charges of approximately $1 through 2026, which will be recognized as period costs as incurred.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling began thereafter. Dismantling and removal activities were completed in the first quarter of 2025. The related severance payments were substantially completed in the first quarter of 2025. From inception through September 30, 2026, the cumulative amount incurred for the Company's Titanium Technologies Transformation Plan amounted to $143, consisting of asset-related impairments of $78, employee separation costs of $20, contract termination costs of $14 and decommissioning and other charges of $31.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2026.

	2026 Restructuring Program	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	Total
Balance at December 31, 2025	$—	$2	$1	$—	$3
Charges to income	10	—	—	—	10
Payments	(8)	(1)	(1)	—	(10)
Balance at September 30, 2026	$2	$1	$—	$—	$3

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at September 30, 2026 and December 31, 2025.

Note 5. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Leasing, contract services, and miscellaneous income (1)	$1	$4	$23	$8
Royalty income (2)	2	2	6	7
Gain on sales of assets and businesses, net (3)	50	7	316	8
Exchange losses, net (4)	(4)	(1)	(6)	(7)
Non-operating pension and other post-retirement employee benefit income (5)	2	4	8	7
Total other income, net	$51	$16	$347	$23
(1)
For the three and nine months ended September 30, 2026, leasing, contract services and miscellaneous income includes $0 and $13, respectively, related to the licensing of certain intellectual property and sale of related assets associated with Zelan™ repellents, which is part of the Advanced Performance Materials business.
(2)
Royalty income is primarily from technology licensing.
(3)
For the three and nine months ended September 30, 2026, Gain on sale of assets and businesses includes a $50 and $316 gain on sale of assets, respectively, related to the sale of parcels of land in Kuan Yin, Taiwan. Refer to “Note 10 – Property, Plant and Equipment" for further details.
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Income Taxes

For the three and nine months ended September 30, 2026 and 2025, we recorded the following provisions for (benefits from) income taxes as compared to our income / loss before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (Loss) before provision for income taxes	$222	$38	$200	$(210)
Provision for (Benefit from) Income Taxes	26	(8)	307	128

We recognized a provision for income taxes of $26 and a benefit from income taxes of $8 for the three months ended September 30, 2026 and 2025, respectively. The $34 increase in our provision for income taxes for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due to several factors. Our provision for income taxes for the three months ended September 30, 2026 was primarily attributable to the geographic mix of earnings, adjustments related to our U.S. federal, state, and foreign valuation allowances, withholding taxes on the repatriation of earnings, and the non-taxable gain on the Company’s sale of land for local Taiwanese tax purposes. These were further impacted by profit in inventory and a foreign derived deduction eligible income tax benefit resulting from tax law changes pursuant to the One Big Beautiful Bill Act (the "Tax Act").

For the three months ended September 30, 2025, we recorded a tax benefit primarily as a result of the partial release of the valuation allowance on federal and state interest carryforwards. The release was largely driven by the favorable interest deductibility provisions enacted under the Tax Act. This benefit was partially offset by valuation allowances recorded against certain foreign deferred tax assets.

We had a provision for income taxes of $307 and $128 for the nine months ended September 30, 2026 and 2025, respectively. There was a $179 increase in our provision for income taxes for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Our provision for the nine months ended September 30, 2026 was primarily attributable to the same factors discussed above. In addition to these, the Company recorded the recognition of a full valuation allowance against our U.S. federal and state deferred tax assets, inclusive of approximately $208 related to prior year deferred tax assets. Our provision for the nine months ended September 30, 2025 was primarily attributable to $153 tax expense to record a valuation allowance against our deferred tax asset for U.S. federal and state interest carryforwards. These were partially offset by a $70 tax benefit related to environmental and litigation reserves.

The Company continues to record any changes and impacts of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) in the quarter, which was overall not material to the Company’s effective tax rate.

As of September 30, 2026, the Company continues to record valuation allowances against certain deferred tax assets in various jurisdictions. A valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our analysis of historical operating results, as well as projections of future taxable income/(losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of U.S. Federal and state, and certain foreign deferred tax assets requires a full valuation allowance against such assets as of September 30, 2026.

This determination is assessed quarterly based on historical operating results, as well as projections of taxable income, which may be subject to change in the future and may be impacted by events subsequent to our Balance Sheet date including any future costs incurred in connection with "Note 17 - Commitments and Contingent Liabilities". Current year changes to the Company’s valuation allowances are reflected in tax expense recorded for both the three months and nine months ended September 30, 2026 and 2025, respectively.

The Company accrues interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

One or more of our legal entities file income tax returns in the U.S. and in certain foreign jurisdictions. Our income tax returns may be examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues such as the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations and relevant facts. In the U.S., the statute of limitations remains open beginning with tax year 2017. We are currently under U.S. federal audit for tax years 2017-2021.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

On July 4, 2025, the U.S. government enacted the Tax Act, which includes significant changes to various tax provisions previously enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. We have reflected the impacts of provisions with 2026 effective dates into our provision for income taxes for the three months and nine months ended September 30, 2026.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Chemours	$196	$46	$(107)	$(339)
Denominator:
Weighted-average number of common shares outstanding - basic	151,330,846	150,320,265	151,109,721	150,160,586
Dilutive effect of the Company’s employee compensation plans (1)	578,749	461,349	—	—
Weighted-average number of common shares outstanding - diluted	151,909,595	150,781,614	151,109,721	150,160,586

Basic earnings (loss) per share of common stock (2)	$1.29	$0.31	(0.71)	$(2.26)
Diluted earnings (loss) per share of common stock (1) (2)	1.29	$0.31	(0.71)	$(2.26)
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 995,663 and 406,871 potentially dilutive securities is excluded from the calculation for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average number of stock options	2,301,722	3,262,578	2,319,229	3,988,322

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Accounts receivable - trade, net (1)	$765	$562
VAT, GST, and other taxes (2)	130	96
Other receivables (3)	27	21
Total accounts and notes receivable, net	$922	$679
(1)
Accounts receivable - trade, net includes trade notes receivable of $7 and $1 at September 30, 2026 and December 31, 2025, respectively, and is net of allowances for doubtful accounts of $2 at each of the dates. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 17 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for both of the three and nine months ended September 30, 2026, and less than $1 and $1 for the three and nine months ended September 30, 2025, respectively.

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

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Finished products	$822	$875
Semi-finished products	244	259
Raw materials, stores, and supplies	785	803
Inventories before LIFO adjustment	1,851	1,937
Less: Adjustment of inventories to LIFO basis	(376)	(368)
Total inventories	$1,475	$1,569

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $915 and $911 (or 50% and 47%, respectively) of inventories before the LIFO adjustments at September 30, 2026 and December 31, 2025, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Equipment	$8,332	$8,314
Buildings	1,180	1,187
Construction-in-progress	388	319
Land	65	69
Mineral rights	31	31
Property, plant, and equipment	9,996	9,920
Less: Accumulated depreciation	(6,992)	(6,842)
Total property, plant, and equipment, net	$3,004	$3,078

Property, plant, and equipment, net included gross assets under finance leases of $94 and $101 at September 30, 2026 and December 31, 2025, respectively.

Depreciation expense amounted to $79 and $239 for the three and nine months ended September 30, 2026, respectively, and $80 and $259 for the three and nine months ended September 30, 2025, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Taiwan, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. During the year ended December 31, 2025, following completion of dismantling and removal activities and remediation efforts, the Company sold certain parcels of land previously classified as held for sale and recorded a gain on sale of $7, which is reflected within "Other Income, Net" in the Consolidated Statements of Operations in the Annual Report on Form 10-K for the year ended December 31, 2025. At September 30, 2026 and December 31, 2025, $1 and $22 of land met the held for sale criteria, respectively, and is classified as Assets held for sale on the Consolidated Balance Sheets, of which, $0 and $21 of the land that met the held for sale criteria, respectively, related to land associated with Kuan Yin. In January 2026, the Company entered into four separate Real Estate Sale and Purchase Agreements with four entities affiliated with each other, to sell the remaining ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360.

In April 2026, the Company completed the sale of nine of the ten parcels and received net cash proceeds locally of $287. The net cash proceeds include $300 of gross cash proceeds, less $12 of transfer taxes and $1 of transaction costs. The net cash proceeds received in April do not include future expected withholding taxes the Company would incur when it distributes cash out of the country. The Company recognized a gain on sale of these nine parcels of $266 in the second quarter of 2026.

In September 2026, the Company completed the sale of its tenth and final land parcel for total consideration of $56. The Company received local net cash proceeds of $48, consisting of gross proceeds of $51 less $3 of transfer taxes and transaction costs, excluding any future withholding taxes that would be incurred upon repatriation of the funds. The fourth and final installment of $5 was recorded as a receivable and is expected to be collected in January 2027. Concurrent with the sale, the Company recognized a gain of $50 on the tenth parcel during the third quarter of 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $26 and $86 for the three and nine months ended September 30, 2026, respectively, and $35 and $104 for the three and nine months ended September 30, 2025, respectively. Purchases from the Company’s equity method investees amounted to $84 and $218 for the three and nine months ended September 30, 2026, respectively, and $63 and $216 for the three and nine months ended September 30, 2025, respectively. Dividends received from the equity method investees amounted to $0 and $4 for the three and nine months ended September 30, 2026, respectively. Dividends received from the equity method investees amounted to $3 for both the three and nine months ended September 30, 2025.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Capitalized repair and maintenance costs	$171	$235
Pension assets (1)	145	142
Deferred income taxes	53	254
Miscellaneous (2)	125	120
Total other assets	$494	$751
(1)
Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Trade payables	$956	$929
VAT and other payables	39	25
Total accounts payable	$995	$954

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

The outstanding payment obligations at September 30, 2026 and December 31, 2025 were $151 and $132, respectively. At September 30, 2026 and December 31, 2025, $139 and $122 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $12 and $10 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Accrued litigation (1)	$191	$167
Asset retirement obligations (2)	15	9
Income taxes	8	10
Customer rebates	63	75
Accrued interest	36	33
Operating lease liabilities (3)	66	62
Miscellaneous (4)	150	150
Total other accrued liabilities	$529	$506
(1)
At September 30, 2026 and December 31, 2025, accrued litigation includes $178 and $161 related to PFOA and PFAS legal reserves. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 16 – Other Liabilities”).
(3)
Represents the current portion of operating lease liabilities.
(4)
At September 30, 2026 and December 31, 2025, miscellaneous includes $43 and $65 of derivative liabilities, respectively. Miscellaneous also includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Debt

The following table sets forth the components of the Company’s debt at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,041	$1,050
Tranche B-3 euro term loan due August 2028 (€135 million at September 30, 2026 and €415 million at December 31, 2025)	153	488
Senior unsecured notes:
5.375% due May 2027	—	495
5.750% due November 2028	595	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
7.875% due March 2034	700	—
Finance lease liabilities	43	39
Financing obligation (1)	91	88
Supplier financing obligation (2)	12	10
Other	17	9
Total debt principal	3,872	4,182
Less: Unamortized issue discounts	(15)	(21)
Less: Unamortized debt issuance costs	(24)	(20)
Less: Short-term and current maturities of long-term debt	(50)	(42)
Total long-term debt, net	$3,783	$4,099
(1)
At September 30, 2026 and December 31, 2025, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At September 30, 2026 and December 31, 2025, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 13 – Accounts Payable" for further details.

Senior Secured Credit Facilities

On August 18, 2023, the Company entered into the Credit Agreement, which provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “Senior Secured Credit Facilities”).

On May 2, 2025, the Company entered into the Amendment No. 3 (the "Third Amendment") among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Third Amendment increased the total net leverage ratio thresholds governing the applicable rate for the Company’s revolving commitments existing immediately prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000, comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that matured on October 7, 2026. The Revolving Credit Facility is subject to a springing maturity in the event that the Dollar Term Loans, the Euro Term Loans or the unsecured notes due 2028 and 2029 are not redeemed, repaid, modified, and/or refinanced within the 91 day period prior to their maturity date.

The Senior Secured Term Loan Facility provides for a Tranche B-4 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a Tranche B-3 class of term loans, denominated in euros, in an aggregate principal amount of €415 million (the “Euro Term Loan”) (collectively, the “Term Loans”). Following the first amendment to the Credit Agreement, which was entered into on November 29, 2024, the Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term Secured Overnight Financing Rate ("SOFR") plus 3.00%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate, plus 2.00%, subject to a base rate floor of 1.00%. Following the second amendment to the Credit Agreement, which was entered into on December 13, 2024, the Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 3.25%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans were originally set to mature on August 18, 2028.

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

During the three and nine months ended September 30, 2026, the Company used €50 million (approximately $58) and €280 million (approximately $324), respectively, of cash to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028. For the nine months ended September 30, 2026, we recognized a loss on extinguishment of debt of $11 related to the partial early redemptions of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, as mentioned below.

No borrowings were outstanding under the Revolving Credit Facility at September 30, 2026 and December 31, 2025. The Company made term loan repayments of $3 and $8 during the three and nine months ended September 30, 2026, respectively. Chemours also had $47 and $45 in letters of credit issued and outstanding under the Revolving Credit Facility at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.4% and 5.74%, respectively. Also, at September 30, 2026, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

Senior Unsecured Notes

On March 12, 2026, The Chemours Company (the “Company”) closed the private offering (the “Offering”) of $700 aggregate principal amount of the Company’s 7.875% Senior Notes due 2034 (the “Notes”), pursuant to the Purchase Agreement (the “Purchase Agreement”), dated as of February 26, 2026, by and among the Company, the guarantor named therein and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named therein. The Notes were issued pursuant to the Indenture, dated as of November 27, 2020 (the “2020 Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as successor trustee to U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank Trust Company), as trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture setting forth the terms of the Notes, dated as of March 12, 2026, among the Company, the guarantor named therein and the Trustee (the “2026 Fourth Supplemental Indenture” and together with the 2020 Base Indenture, the “Indenture”). The Company used the net proceeds from the Offering together with cash on hand to fund the redemption of $188 aggregate principal amount of the Company’s 5.750% senior notes due 2028 for an aggregate redemption price of $190, including payments related to extinguishments of debt. The remaining net proceeds from the Offering were used to fund the redemption of the Company’s outstanding 5.375% senior notes due 2027 of $495 aggregate principal amount, for an aggregate redemption price of $499, including payments related to extinguishments of debt.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and nine months ended September 30, 2026, the Company received $390 and $1,099, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $390 and $1,127, respectively, of incremental accounts receivable. During the three and nine months ended September 30, 2025, the Company received $349 and $1,046, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $349 and $1,087, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $168 and $153 at September 30, 2026 and December 31, 2025, respectively. The Company incurred $1 and $2 of fees associated with the Securitization Facility during the nine months ended September 30, 2026 and 2025, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

European Accounts Receivable Factoring Arrangement

On October 13, 2025, Chemours Deutschland GmbH, a private company with limited liability incorporated under the laws of Germany; Chemours International Operations Sarl, a private company with limited liability incorporated under the laws of Switzerland; Chemours Netherlands B.V., a private company with limited liability incorporated under the laws of the Netherlands; Chemours International B.V., a private company with limited liability incorporated under the laws of the Netherlands; Chemours UK Limited, a private company with limited liability incorporated under the laws of the United Kingdom; and Chemours Belgium BV, a private company with limited liability incorporated under the laws of Belgium (collectively, the “Chemours Sellers”), entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with BNP Paribas Factor GmbH (“BNP”). The Company acceded to joint and several liability for the obligations of the Chemours Sellers under the Receivables Purchase Agreement. Pursuant to the Receivables Purchase Agreement, and subject to the terms and conditions set forth therein, certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million. The initial term of the Receivables Purchase Agreement extended through October 31, 2026, and will automatically extend for one-year periods, unless earlier terminated in accordance with the terms of the Receivables Purchase Agreement. The Receivables Purchase Agreement automatically extended on October 31, 2026 for one year through October 31, 2027.

For the three and nine months ended September 30, 2026, the Company received $17 and $114, respectively, of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $17 and $114, respectively, of incremental accounts receivable. The Company maintains continuing involvement with the sold receivables as it acts as the servicer for the sold receivables. During the three and nine months ended September 30, 2026, the Company incurred $1 and $2 of fees associated with the Factoring Facility, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

In the third quarter of 2025, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the three months ended September 30, 2025, the Company made principal payments of $5 to the financing company. As of September 30, 2026, the Company has repaid all remaining borrowings under the financing agreement.

In the third quarter of 2026, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $19. During the three months ended September 30, 2026, the Company made principal payments of $2 to the financing company. As of September 30, 2026, the remaining $17 is expected to be repaid in the next twelve months.

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

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2026	$3	$3	$2	$12	$6	$26
2027	10	13	8	—	11	42
2028	759	13	8	—	—	780
2029	630	9	8	—	—	647
2030	10	5	8	—	—	23
Thereafter	2,297	7	115	—	—	2,419
Total payments	3,709	50	149	12	17	3,937
Less: Imputed interest	—	(7)	(58)	—	—	(65)
Total principal maturities on debt	$3,709	$43	$91	$12	$17	$3,872

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,041	$1,045	$1,050	$1,038
Tranche B-3 euro term loan due August 2028 (€135 million at September 30, 2026 and €415 million at December 31, 2025)	153	155	488	493
Senior unsecured notes:
5.375% due May 2027	—	—	495	496
5.750% due November 2028	595	581	783	761
4.625% due November 2029	620	571	620	562
8.000% due January 2033	600	566	600	581
7.875% due March 2034	700	652	—	—
Total senior debt principal	3,709	$3,570	4,036	$3,931
Less: Unamortized issue discounts	(15)		(21)
Less: Unamortized debt issuance costs	(24)		(20)
Total senior debt, net	$3,670		$3,995

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Employee-related costs (1)	$55	$58
Accrued litigation (2)	362	317
Asset retirement obligations (3)	91	91
Miscellaneous (4)	123	122
Total other liabilities	$631	$588
(1)
Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation. At September 30, 2026 and December 31, 2025, accrued litigation includes $270 and $222 related to PFOA and PFAS legal reserves, respectively. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(3)
Represents the long-term portion of asset retirement obligations, which totaled $106 and $100 when combined with the current portion at September 30, 2026 and December 31, 2025, respectively (see “Note 14 – Other Accrued Liabilities”). During the nine months ended September 30, 2026, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $21 at both September 30, 2026 and December 31, 2025, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at September 30, 2026 and December 31, 2025 (see "Note 6 - Income Taxes").

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Asbestos	$93	$96
PFAS (1):
PFOA (2)	—	39
Other PFAS matters (3)	448	344
All other matters	12	5
Total accrued litigation	$553	$484
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
(2)
PFOA includes matters under the "PFOA" section within this “Note 17 – Commitments and Contingent Liabilities”. These related liabilities were included in the Accrued Litigation at December 31, 2025 and reclassified to Accrued Environmental Remediation as of September 30, 2026.
(3)
Other PFAS matters includes matters under the "PFAS" section within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2026 and December 31, 2025.

	Balance Sheet Location	September 30, 2026	December 31, 2025
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$191	$167
Long-term accrued litigation	Other liabilities (Note 16)	362	317
Total accrued litigation		$553	$484

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $1,130 is available after giving consideration for PFAS-related insurance recoveries and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below, and the net present value, as agreed to with DuPont and Corteva of the North Carolina settlement payments, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1,130 available amount above reflects $170 recovered to date but does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have remaining policy limits that total $625. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as a reduction to the Company’s cost of goods sold ("COGS") or SG&A expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s COGS or SG&A expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the three and nine months ended September 30, 2026, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $25 and $66, respectively, and approximately $38 and $120 during the three and nine months ended September 30, 2025, respectively.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. Pursuant to the terms of a PFAS Insurance Proceeds Memorandum of Understanding (the “PFAS Insurance MOU”), described below, the parties agreed to suspend the obligation of each of the parties to fund the $50 MOU payments due by September 30, 2025. As a result of the North Carolina settlement (discussed further below) and further understanding between the Company, DuPont and Corteva, all future contributions to the MOU escrow account are considered satisfied by the companies’ New Jersey and North Carolina settlement payments, including the $50 escrow contribution that would have been due in September 2026. The Company used $50 of restricted cash to fund part of the first New Jersey settlement payment during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company had $3 and $52 in the MOU escrow account, inclusive of interest, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL (as defined below). In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company received $23 of the settlement as it was allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. Accordingly, during the year ended December 31, 2024, the Company recognized a $23 gain within SG&A in the Consolidated Statements of Operations. Since April 2025, eight demands for Arbitration have been sent to additional noticed insurance carriers with total policy limits of $710. Arbitrations for these noticed insurance carriers are proceeding, and to date, $125 has been recovered. Pursuant to the terms of the PFAS Insurance MOU described below, amounts recovered to date from these noticed insurance carriers have not been allocated to Chemours.

In August 2025, in connection with agreeing to the New Jersey settlement as described further below, the parties entered a PFAS Insurance MOU. The PFAS Insurance MOU was contingent on achieving a binding settlement, pursuant to a final and effective Judicial Consent Order (“JCO”) with respect to the New Jersey settlement. Under the PFAS Insurance MOU, Chemours agreed to assign to the other parties its rights to receive certain insurance proceeds in return for $150 of consideration to be paid by the other parties into an escrow account that will be used to fund a portion of Chemours’ share of the New Jersey settlement. The other parties will be entitled to receive 100% of future PFAS-related insurance proceeds up to $300, as well as a fee paid from the receipt of additional PFAS-related insurance proceeds of $3 plus interest (at prime minus 2%) on any unrecovered fraction of $150, not to exceed $35 and subject to conditions within the PFAS Insurance MOU. After the other parties recover PFAS-related insurance proceeds pursuant to the terms above, Chemours shall be entitled to its 50% share of any further PFAS-related insurance recoveries. The JCO with respect to the New Jersey settlement was finalized, post-appeals, in September 2026 and, as such, the PFAS Insurance MOU was also executed in September 2026. Accordingly, during the three months ended September 30, 2026, the $150 funded by the other parties was recognized by the Company as restricted cash and as a gain in SG&A.

In September 2026, in connection with agreeing to the North Carolina Settlement as described below, the parties reached certain further understandings concerning the MOU. Pursuant to this, the valuation of the North Carolina Settlement amount and potential future multi-year settlements will be done on a net present value basis for purposes of calculating Qualified Spend, whereby the settlement amount will be applied against the MOU Qualified Spend cap reflecting the net present value spread equally over a twenty-five-year period from the date a settlement becomes final (rather than the actual timing of the payments) and using an 8% discount rate. In addition, all future contributions to the MOU escrow account will be considered satisfied by the companies’ New Jersey and North Carolina settlement payments, including Chemours’ $50 escrow contribution that would have been due in September 2026.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU, including, as applicable, potential additional agreements to facilitate certain ongoing mediation or settlement discussions as described below.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At September 30, 2026 and December 31, 2025, there were approximately 760 and 840 lawsuits pending, respectively, against EID alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

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

At September 30, 2026 and December 31, 2025, Chemours had accruals of $93 and $96 related to these matters, respectively. Asbestos reserves recorded, inclusive of SGPI asbestos and product liability claims, include estimated losses for current claims as well as an estimate of losses for future claims.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At September 30, 2026 and December 31, 2025, there were 28 and 24 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

Chemours maintains an accrual related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These liabilities were included in the Accrued Litigation at December 31, 2025 and reclassified to Accrued Environmental Remediation during the second quarter of 2026. These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters, including pursuant to the 2026 Consent Decree currently lodged before the West Virginia District Court (for information regarding this matter, refer to “Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites” within this “Note 17 – Commitments and Contingent Liabilities”).

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through September 30, 2026, approximately $2 has been disbursed from escrow related to medical monitoring. In September 2025, the medical panel directed modifications to the monitoring program based upon its review of program and medical record information. The Director of Medical Monitoring is working with the parties to implement those modifications which will include ongoing medical monitoring for kidney and testicular cancer and ulcerative colitis, allowing out of network providers and providing notice to the class of the program changes. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

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

In December 2022, the Judicial Panel on Multi-District Litigation ("JPML") declined to close the Ohio MDL. Trial was scheduled to start in September 2024 for two plaintiffs, with a second trial scheduled to start in March 2025 for two plaintiffs. Prior to the start of the first trial in September, EID and Chemours entered into an agreement in principle with counsel representing MDL plaintiffs providing for settlement for all 45 filed and pending cases in the MDL as well as 29 additional pre-suit claims, under which those cases and claims of settling plaintiffs would be resolved and the MDL closed for $58.5, with Chemours contributing $29.25 and DuPont and Corteva together contributing $29.25. The parties finalized and executed the term sheet as of November 13, 2024 on terms consistent with the above-referenced agreement in principle. In December 2024, the plaintiffs filed an unopposed motion to terminate the MDL. In February 2025, the court entered an order granting the motion and suggesting dissolution of the MDL to the JPML and the JPML closed the MDL. In December 2024, the first payment under the term sheet became payable and Chemours paid its share of $14.75. In March 2025, the second and final payment under the term sheet became payable and Chemours paid its share of the final payment of $14.5.

In October 2026, a personal injury lawsuit was filed in the United States District Court for the Southern District of West Virginia against EIDP, DuPont, Corteva, and the Company. Plaintiff alleges that she is a Leach Class Member as a result of residing in Wood County and working in close proximity to the Washington Works Plant, and ingested drinking water contaminated with PFOA. Plaintiff seeks damages including compensatory damages, past and future medical expenses and punitive damages.

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

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 14,800 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 950 water provider cases in the AFFF MDL.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

For non-water provider cases in the AFFF MDL (approximately 13,850), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases was completed in March 2026. Proposals for expert discovery for Group B cases are due in November 2026. The parties are discussing potential resolution of the personal injury category of cases and have engaged a mediator to facilitate discussions among and between the parties. Under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged in these discussions, including through the mediator; however, there is no guarantee that the discussions will result in a settlement. In July 2025, the court entered an order relating to unfiled personal injury claims and their potential to disrupt the MDL’s operations as well as the settlement discussions. In August 2025, the court entered a case management order to address concerns regarding unfiled personal injury cases. The order vacated the first personal injury bellwether trial in the Group A cases scheduled for October 20, 2025 and its associated deadlines. The order also provided a 21-day window in which unfiled cases were to be filed as well as information plaintiffs must provide in association with their claims, such as medical records and evidence of exposure, before the end of the year. This order allows multi-plaintiff complaints to be filed, which allows for many individual plaintiffs to be consolidated in one case. Also, in August 2025, the Court entered a second case management order to address cases alleging PFAS-related injuries that have sought to avoid the AFFF MDL and/or federal jurisdiction. The order requests that these cases be transferred to the MDL for oversight and management. Since the court entered the August 2025 case management orders, a significant number of new claims asserting personal injury have been filed or transferred to the AFFF MDL. In February 2026, the court issued Case Management Order No. 37, which established a process for plaintiffs to cure deficiencies with their complaints. It also established a dismissal process for complaints with un-cured deficiencies within a set period of time. In September 2026, the Court dismissed approximately 13,500 plaintiffs via this process. In May 2026, the Court ordered the Defense Co-Lead Counsel ("DCC") and Plaintiff Executive Committee ("PEC") to submit reports containing data regarding the plaintiffs’ claims, including but not limited to: the number of the plaintiffs that have filed claims, the number of plaintiffs that have complied with the Court’s various CMOs requiring the submission of plaintiff fact sheets and medical records, and the number of plaintiffs that have filed deficient claims under the Court’s various CMOs. In June 2026, the DCC and PEC submitted their respective reports to the Court under seal and in camera review. On November 3, 2026, another named defendant announced it had reached a comprehensive settlement with respect to PFAS-related personal injury claims in the AFFF MDL and in connection with this settlement the Court issued two case management orders addressing claimant identification and documentation requirements for unsettled and future claims against this named defendant. This second order, specific to this named defendant, requires litigating plaintiffs to produce specific information, such as medical records, records related to proof of exposures, and experts reports, within specific timeframes or face dismissal. Taking into consideration all available information, it is reasonably possible that the Company could incur losses related to these cases, which could be material to the results of operations, financial position, or cash flows, however, based on the information available to the Company at this time, the Company is unable to develop a reasonable estimate of a possible loss or range of losses based on the significant uncertainty that exists for these cases. The Company will continue to assess developments in these claims and evaluate all available information to determine if a loss (or range of loss) can be estimated in the future and if at any point in time a loss becomes probable.

Product identification fact discovery was completed in December 2025 on a selection of 12 real property cases. Further deadlines have not yet been set.

In February 2025, the court issued an order seeking a process for expert reports and Daubert briefing on the general causation on liver and thyroid cancers. The court held a “Science Day” in June 2025 to address the claimed association of these diseases with exposure to an AFFF source. In December 2025, the court issued a case management order for Daubert briefing on liver and thyroid cancers, with briefing set to conclude by July 2026. Further, the court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well as a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims were required to dismiss their unlisted personal injury claims without prejudice by September 10, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2025, Marathon Petroleum Company LP and Tesoro Refining & Marketing Company LLC (collectively, “Marathon”) filed suit in Washington state court against multiple defendants, including Chemours and EID, alleging that its refinery had been contaminated by AFFF. The complaint seeks damages and abatement. The case was removed to federal court and conditionally transferred to the AFFF MDL. In September 2025, the Western District of Washington granted Marathon’s motion to remand, finding that there was insufficient evidence to show that federal officer jurisdiction applied when Marathon provided affidavit evidence that it did not. The case will now proceed in Washington state court. This matter is currently stayed.

Since May 2022, two lawsuits have been filed in Illinois state court against numerous defendants, including EID, which also allege personal injury from occupational exposure, including from AFFF-related materials/products, and seek compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits. One of the matters was resolved in 2023 and is closed; the second matter was dismissed without prejudice in January 2026 and is now closed.

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

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, and the Centre matter below, the Company has not accrued for any potential losses with respect to the opt-out population as of September 30, 2026 and December 31, 2025, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In New York federal court, 23 Long Island water suppliers have filed lawsuits since August 2019 against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Three of the water suppliers filed to opt out of the Public Water System Class Action Settlement; however, two of these suppliers opted back in to the settlement. In August 2026, the matter was transferred to the AFFF MDL.

In New York and New Jersey federal courts, lawsuits were filed by Suez Water in December 2020 against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID. Suez filed to opt out these matters from the Public Water System Class Action Settlement. In March 2024, the stays in these matters were lifted. Discovery in both matters is set to conclude in 2027. In May 2026, these cases were tagged to the AFFF MDL. In August 2026, the JPML rejected the tag to the AFFF MDL.

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

In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive relief. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In January 2025, 3M removed each of the Shelby and Talladega Counties matters to federal court and also sought transfer to the AFFF MDL. Plaintiffs filed a motion to remand, which is pending. The motion to transfer to the AFFF MDL was denied in April 2025. In April 2026, the matter was transferred to the AFFF MDL. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. In March 2025, the Alabama Supreme Court granted the mandamus and directed the case against DuPont and the other supplier defendants to be dismissed on failure to timely file within the statute of limitations.

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

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources (“Rome ratepayer matter”). In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court (“Summerville ratepayer matter”). Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement. In September 2025, the Court denied class certification in the Summerville ratepayer matter as to future damages, but granted class certification as to past damages for alleged PFAS contamination of drinking water. In July 2026, the Court ruled on the defendants’ summary judgment motions, including denial of the motion brought by EIDP and Chemours, and trial has been set for January 2027. In December 2024, the court in the Rome ratepayer matter ruled that the putative class did not have standing to seek injunctive relief and granted summary judgment for Defendants on that count. The matter is proceeding, including a pending motion on class certification. In September 2026, the court granted class certification as to claims for past rate increases. The court denied class certification for future rate increases.

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS-containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew that PFAS-containing wastewater was sent to the Calhoun Water Pollution Control Plant and that the PFAS would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seeks compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions. In October 2024, the Court denied the motions to dismiss the plaintiffs’ claims but dismissed the City of Calhoun’s cross claims. Trial is set for September 2027.

In July 2024, the Town of Lyerly, Georgia (“Lyerly”) filed suit in Georgia state court against multiple defendants, who are alleged to be responsible for the release of PFAS to the water supply from carpet mill operations or as suppliers to those carpet mills. The complaint alleges negligence, nuisance, trespass and regulatory violations. Lyerly seeks compensatory damages for past and future expenses as well as punitive damages and attorneys’ fees. Lyerly has filed to opt out of the Public Water System Class Action Settlement. Trial is set for June 2027.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In July 2024, the Town of Pine Hill, Alabama (“Pine Hill”) filed suit in Alabama state court against multiple defendants, including, the Company, DuPont, and Corteva, who are alleged to be responsible for the release of PFAS to the water supply through paper mill operations or as suppliers to paper mills. The complaint alleges negligence, nuisance, trespass, wantonness and punitive damages. Pine Hill seeks injunctive relief, compensatory damages for property damages, potential lost profits and past and future expense as well as punitive damages and attorneys’ fees. The Town of Pine Hill has filed to opt out of the Public Water System Class Action Settlement. The case was removed to federal court but later remanded to state court. In July 2026, the federal court’s decision to remand was reversed by the Eleventh Circuit. In October 2026, the matter was tagged to the AFFF MDL.

In August 2024, the City of Irondale, Alabama (“Irondale”) filed a lawsuit in Alabama state court against multiple defendants, including Chemours. Plaintiff alleges that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated plaintiff's water systems. Irondale disclaims any claims or causes of action relating to AFFF and has opted out of the Public Drinking Water Settlement. The case was removed to Alabama federal court. In September 2025, the case was stayed pending Irondale’s appeal of the court’s denial of its motion to remand. In April 2026, the matter was transferred to the AFFF MDL.

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

In May 2025, the Utilities Board of the City of Foley, Alabama d/b/a Riviera Utilities (“Riviera”) sued the Company, Corteva, DuPont, EID, 3M, Daikin and Vulcan in Alabama state court alleging that the defendants permitted PFAS contaminated waste streams from metal plating and other manufacturing in the area to discharge into plaintiffs’ water supply. Riviera provides drinking water to the City of Foley and Baldwin County and owns and operates a wastewater treatment plant. Riviera claims its water treatment and wastewater treatment are incapable of removing PFAS to safe levels. Plaintiffs assert negligence, nuisance, abatement of nuisance, trespass, and injunctive relief and seek compensatory and punitive damages, an injunction requiring Defendants to abate and remove PFAS, attorneys’ fees and costs. Riviera had previously filed to opt out of the Public Water System Class Action Settlement. In January 2026, the Court granted the defendants’ motion to dismiss but certified its decision for appeal.

Starting in December 2024, lawsuits have been filed in Georgia state courts in Gwinnett County by four counties (Gordon, Catoosa, Murray and Paulding) and landowners in northwest Georgia against defendants, including Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EID, Corteva, and the Company alleging soil, groundwater and other property-related claims from disposal of carpet manufacturing wastes or other contamination from PFAS supplied and/or used by defendants in nearby carpet mills. The suits claim, inter alia, common law torts, including negligence, nuisances, statutory violations, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper. As of September 30, 2026, 27 such cases have been filed, 18 of which are pending in Georgia Superior Court and nine of which are in Georgia State Court.

In June 2025, the Walker County Water and Sewerage Authority and the City of Chickamauga, Georgia sued the Company, EID, DuPont, Corteva, 3M, Aladdin, Daikin, Shaw, Yates Bleachery Company and Fictitious Defendants A—J in Georgia state court. As carpet and textile manufacturing users and/or suppliers of PFAS-containing carpet and fabric treatment chemicals, Defendants are alleged to be responsible for contamination of Walker County’s and Chickamauga’s drinking water supply through discharge of PFAS-containing chemicals into the surrounding areas. The plaintiffs allege negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further allege failure to warn against the PFAS supplier defendants. Plaintiffs seek compensatory and punitive damages, attorneys’ fees and costs, as well as damages that will require defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Plaintiffs had each previously filed to opt out of the Public Water System Class Action Settlement.

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

In August 2025, Five Star Water Supply District in Alabama (“Five Star”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, EID; DuPont, Corteva, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Five Star seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Five Star’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Five Star filed to opt out of the Public Water Class Action Settlement. In September 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit's decision. In July 2026, the federal court’s decision in Pine Hill was reversed by the Eleventh Circuit. The court is now expected to lift the stay in the Five Star matter.

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

In September 2025, the Coosa Valley Water Supply District, Inc. (“Coosa Valley”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating, the Company, DuPont, Corteva, and certain fictitious defendants who are alleged to be responsible for the release of PFAS to its water supply through carpet, flooring, textile and metal finishing operations, or as suppliers to those operations. The complaint alleges negligence, nuisance, trespass, wantonness, and punitive damages. Coosa Valley seeks injunctive relief to abate and remove PFAS from the water supply, compensatory damages for removal and disposal of PFAS, property damages, potential lost profits and past and future expense as well as punitive damages and attorneys’ fees. Coosa Valley filed to opt out of the Public Water Class Action Settlement. In November 2025, 3M removed the case to federal court. In April 2026, the matter was transferred to the AFFF MDL.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2026, nine lawsuits were filed in Alabama state courts and four in Alabama federal court by municipal water authorities against DuPont, Corteva, EID, the Company and various other PFAS manufacturers and users alleging defendants are responsible for PFAS contamination of the water supply. The claims asserted include negligence, negligent failure to warn, extended manufacturer liability, nuisance, trespass, punitive damages, wantonness, and injunctive relief. The municipal water authorities seek compensatory damages for the removal and disposal of PFAS from drinking water, real property damages, and past and future expenses, as well as potential lost profits and punitive damages. The municipal water authorities also seek an injunction requiring defendants to remove PFAS from the water supply and affected properties and to prevent further PFAS contamination. These municipal water authorities each filed to opt out of the Public Water System Class Action Settlement. In May 2026, seven of these cases originally filed in state court were removed to federal court and motions to tag to the MDL were filed.

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

In May and August 2026, thirteen of these Alabama Water Authority matters were transferred to the AFFF MDL. In August 2026, one of the state court cases was dismissed (“Frisco City”). One matter is proceeding in federal court (“Loachapoka”) and another matter (“Saraland”) in Alabama state court.

In April 2026, the City Of Griffin, Georgia ("Griffin”) sued 3M, Atlas Roofing Corporation Of Mississippi, Clorox, Daikin, Express Container Services Of Atlanta, LLC, Georgia Waste Systems, Stephens Industries, Tensar International, Sherwin-Williams, Waste Management Of Georgia, Corteva, DuPont, EID, the Company and fictitious defendants A-Z, in Georgia state court alleging defendants responsible for PFAS contamination of the water supply as PFAS manufacturers or users or as landfills that accepted PFAS waste. The complaint asserts negligence, nuisance, trespass, Georgia Water Quality Control Act violations, failure to warn, punitive damages, and attorneys’ fees and expenses. Griffin seeks compensatory damages to compensate it for removal and disposal of PFAS from drinking water, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. Griffin also seeks an injunction requiring defendants to remove PFAS from its water supply and property and to prevent PFAS from continuing to get into its water supply and property. Griffin has filed to opt out of the Public Water System Class Action Settlement. In May 2026, the matter was removed to federal court and in August the case was transferred to the AFFF MDL.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions, the Fayetteville, North Carolina, and other state actions as detailed below, a majority of the states and certain territories of the U.S., have filed lawsuits or are investigating claims against various defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer. Chemours, Corteva/EID and DuPont, together under the MOU, are engaged with States and their counsel on certain of these cases. It is reasonably possible that these discussions could result in a loss, which could be material; however, at this time, the Company is unable to predict the duration, scope, or result of such discussions, and because of these uncertainties, the Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours' contribution is consistent with the 50% contribution rate under the MOU. Consistent with the reserve established in November 2023, in November 2025, in partial payment of the Consent Judgment, DuPont and Corteva together paid $45 to the State and the Company paid $45. In January 2026, the Ohio Supreme Court declined the review of an open appeal. As there was no further pursuit of additional appeals, the additional $20 due under the Consent Judgment was paid to the State in April 2026, with the Company paying $10.

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

In July 2026, New York state filed a lawsuit against Chemours, EIDP, Corteva, New DuPont, and 3M. The lawsuit is a consumer products driven natural resource damages suit alleging public nuisance, strict products liability – failure to warn, various violations of the New York General Business Law Sec. 349 (deceptive acts, abusive acts, unfair acts), and fraud and illegality under New York Executive Law Sec. 63(12). The lawsuit seeks declaratory and injunctive relief, as well as compensatory damages, restitution and civil penalties, and disgorgement of revenues, profits, and gains. The case was removed to federal court. In October 2026, this case was transferred to the AFFF MDL.

Turnout Gear Matters

In August 2026, the JPML created an MDL for cases alleging injury due to PFAS contained in firefighter turnout gear that do not contain allegations related to AFFF. The Non-AFFF Firefighter turnout gear MDL is proceeding in the District of Minnesota. As of October 2026, there are 16 cases in the MDL, including the following:

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2026, the City of Rochester filed suit in Minnesota federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as multiple statutory and common law claims, including consumer protection, false advertising, and unfair competition laws. The complaint also includes product liability claims. The City of Rochester has moved before the JPML to create an MDL for litigation brought by plaintiffs who have purchased turnout gear. The motion remains pending before the JPML.

In April 2026, Earlville Community Fire Protection District filed a class action lawsuit in Minnesota federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as multiple state statutory and common law claims, including product liability claims, negligence, breach of warranties, unjust enrichment, and consumer protection.

In June 2026, Maybrook Fire District, NY ("Maybrook") filed a class action lawsuit against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint includes claims for civil conspiracy/strict products liability, defective design, failure to warn, and the NY consumer protection law.

In July 2026, Adger Volunteer Fire Department, Alabama filed a class action lawsuit in Alabama federal court against multiple defendants, including Chemours, EIDP, New DuPont, and Corteva, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as multiple state statutory and common law claims, including product liability claims, negligence, breach of warranties, unjust enrichment, and consumer protection.

In July 2026, City of Lipscomb Fire Department, Lipscomb, Alabama filed a class action lawsuit in Alabama federal court against multiple defendants, including Chemours, EIDP, New DuPont, and Corteva, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of RICO as well as multiple state statutory and common law claims, including product liability claims, negligence, unjust enrichment, and consumer protection.

There are also turnout gear lawsuits that do not contain AFFF allegations pending outside the Non-AFFF Firefighter turnout gear MDL in state and federal courts across the country that currently identify EID, Chemours, DuPont de Nemours, and/or Corteva as a defendant.

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

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. Plaintiffs filed an amended complaint in March 2025, which was served on Chemours and EID in April 2025. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. In December 2025, the JPML denied transfer to the AFFF MDL. In March 2026, the case was remanded to Virginia state court.

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

There are currently 31 lawsuits, some with multiple plaintiffs, pending in New Jersey federal court against EID, Chemours, and other defendants alleging personal injuries resulting from exposure to PFAS and other chemicals, including two lawsuits brought by parents on behalf of their adult children claiming that prenatal exposure resulted in the children’s cognitive delays, neurological, genetic and autoimmune conditions. Plaintiffs seek compensatory and punitive damages. The first of these lawsuits was filed in July 2020. Nine of these lawsuits were initially filed as one complaint, but defendants successfully moved to sever it. Ten of these lawsuits were initially filed in state court and removed to federal court.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2026, a lawsuit was filed in New Jersey federal court against EIDP, Corteva, Chemours, DSP and other defendants alleging injury related to exposure to PFAS and other compounds via leachate from a municipal landfill in Lambertville NJ and a Taurus manufacturing site that plaintiffs claim used Teflon. In July 2026, the City of Lambertville asserted crossclaims for contribution and indemnification against the defendants. The case was tagged to the AFFF MDL in August 2026.

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

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS-containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court. In December 2025, plaintiffs proposed an amended complaint adding additional defendants and adding another Company as an additional class representative and dropping the nuisance claim. In April 2024, EID and Chemours filed a third-party complaint against Huntsman, Ciba Specialty Chemicals, Galey & Lord, Nanotex and John Does alleging indemnification and contribution. In September 2024, Huntsman filed a counterclaim against EID and Chemours alleging indemnification and contribution. In July 2026, the putative class action was transferred to the AFFF MDL. In August 2024, a complaint related to the same fabric mill was filed on behalf of an individual in South Carolina state court against 3M, EID, Chemours and other companies alleging personal injuries resulting from exposure to PFAS emissions from the former textile plant. The complaint alleged negligence, strict liability, products liability counts, and fraud and seeks compensatory and punitive damages and costs. In August 2024, 3M removed the matter to federal court. In April 2026, the matter was remanded to state court.

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

In January 2026, 1001 Newark Ave. Associates, LLC filed suit in the Superior Court of New Jersey against General Spray Drying Services, Inc.; Fabvan Sales Company (d/b/a General Spray Drying); and several unnamed fictitious entities asserting claims under the New Jersey Spill Act related to alleged PFAS contamination at a property at which various PFAS processing services were allegedly conducted from the 1950s through today. In March 2026, General Spray Drying filed a third party complaint against the Company, EID; DuPont; and Corteva, Inc. alleging responsibility for the alleged PFAS contamination at the property under the New Jersey Spill Act, New Jersey environmental statutes, CERCLA, and common law. This plaintiff previously filed a similar case in January 2025 in New Jersey Federal Court that was dismissed pursuant to a motion to dismiss. This case was dismissed without prejudice in September 2026 pursuant to a motion to dismiss.

In April 2025, Coosa River Basin Initiative, Raymond J. Perkins, Jr., and J. Perkins Farms, LLC filed suit against 3M, EID, Corteva, DuPont, Inv Performance Surfaces, Daikin, Shaw, Aladdin, Mohawk, the City of Dalton, and the Company in federal court in Georgia alleging the Defendants caused PFAS contamination of the Dalton Land Application System thereby causing downstream PFAS contamination as well as damage to the plaintiffs' property. The plaintiffs assert negligence, nuisance, abatement and punitive damages counts as well as various additional counts against certain other defendants, including federal and state violations. The plaintiffs seek injunctive and declaratory relief as well as any other relief the court deems just, proper and equitable.

In March 2025, a lawsuit was filed against EID, Corteva, DuPont and other defendants in Philadelphia County Court of Common Pleas on behalf of seven former major league baseball players. Plaintiffs allege that their injuries, including brain, testicular or thyroid cancer, were caused by exposure to PFAS via AstroTurf at Veterans Stadium. The lawsuit demands compensatory and punitive damages. In September 2025, the case was removed to federal court. The case was tagged to the AFFF MDL, but in October 2026, the JPML denied transfer. The case is currently proceeding in the Eastern District of Pennsylvania.

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

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. In the fourth quarter of 2025, the Company, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework and based on the proposed framework, the Company considers a loss probable and reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, in the fourth quarter of 2025, the Company accrued an amount that did not materially affect results of operations for that period related to the potential fund which represented its 50% share of the total funding included in the settlement framework. In the second quarter of 2026, a revised settlement framework was proposed, and the Company updated its reserve for this matter, accruing an amount that did not materially affect results of operations for the period. The aggregate amount recorded in both the fourth quarter of 2025 and second quarter of 2026 remains accrued as of September 30, 2026.

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

In November 2026, Chemours Netherlands B.V. and other entities were served with a writ of summons issued by the PFAS-Free Green Claim Foundation purporting to represent in the proceedings the interests of persons residing in South Holland and certain other municipalities. The Foundation seeks, inter alia, declarations of unlawful conduct and liability in connection with PFAS emission; a phase-out of PFAS emissions or discharges, with associated penalties; and other damages and costs related to personal injury and property claims. The Company is reviewing the summons and no procedural order has been entered in the matter. As this matter is in its early stages and there are significant factual issues still to be reviewed, the Company believes a loss with respect to this matter is only reasonably possible and the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

The Company has received letters from two water utilities near the Dordrecht Works site asserting that they have or may suffer damages from PFAS contamination and are seeking to hold the Company liable. The Company has reserved its rights with respect to such claims and is engaging with the utilities to review the basis of such assertions.

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

In June 2026, Floyd County, Georgia sued Shaw, Aladdin, Mohawk, Chem-Tech Finishers, Inc., Daikin, 3M Company, INV Performance Surfaces, EIDP, Corteva, and the Company alleging contamination of its landfills from disposal of PFAS-containing carpet manufacturing waste from PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims common law torts, including negligence, nuisance, wanton conduct and punitive damages and statutory violations. Floyd County seeks damages for the costs of containing and destroying PFAS around its landfills, compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In September 2026, a putative class action was filed in West Virginia federal court against the Company, related to alleged releases of PFAS compounds including PFOA from the Washington Works Local Landfill (“Goff” matter). Plaintiffs are residents and property owners in the nearby Lake Washington subdivision, and allege their respective properties, groundwater, and surface water have been exposed to, affected by, or damaged by the releases from the Local Landfill. Plaintiffs brought counts for negligence, private nuisance, trespass, negligence per se, failure to warn, medical monitoring, strict liability, as well as injunctive relief and punitive damages.

In September 2026, a proposed class action lawsuit was filed in Vermont federal court on behalf of Shaftsburg and Bennington residents who claim their wells are contaminated with PFOA. The complaint names Saint-Gobain, 3M, EIDP, Chemours, Corteva, Inc. and E.I. DuPont de Nemours as defendants. The complaint asserts 4 classes of Plaintiffs: (1) Property Devaluation and Groundwater Protection Act Class for Drinking Water Contamination; (2) Property Devaluation Class for Soil Contamination; (3) Nuisance; and (4) Medical Monitoring. Plaintiffs assert causes of action for negligence, private nuisance, failure to warn, violation of the Vermont Groundwater Protection Act, and Medical Monitoring.

In April and September 2026, third-party complaints were filed against Corteva, DuPont, the Company and numerous other third-party defendants by The Newark Group, Massachusetts Natural Fertilizer Co, Otter Farm, Inc., and Seaman Paper Company of Massachusetts relating to three underlying personal injury cases in Massachusetts state court brought in 2024 by individuals residing near the Mass Natural site. The third-party plaintiffs seek contribution if they are held liable for the personal injury claims, alleging the third-party defendants contributed to the PFAS contamination asserted as the cause of the personal injuries.

In March 2024, Woodward Iodine Corporation (“Woodward”) notified Chemours that it commenced arbitration against Chemours and EID, alleging contractual indemnity and other claims on the basis that Chemours and EID failed to disclose the presence of PFAS in the “wetcake” provided to Woodward under the terms of an Iodine Supply Agreement (“ISA”). Woodward’s statement of claim alleges that the “wetcake” caused contamination to Woodward’s processes, buildings, property, and groundwater. Woodward seeks a declaratory judgment that it has a future right to indemnity under the ISA for any fines, civil penalties, or third-party claims relating to the presence of PFAS as well as damages. An arbitration hearing was held in February 2026; and the arbitration panel issued its decision in August 2026, in which the panel awarded Woodward remediation system related costs of less than $1, of which the Company paid half pursuant to the MOU, and potential future costs.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. As of September 30, 2026, the Company has recorded immaterial amounts related to one or more of these matters.

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

In June 2024, Carneys Point Township filed a motion to intervene in such matter seeking to bring counterclaims against both the State of New Jersey and defendants, including Chemours, related to natural resource damages, RFS, ISRA penalties, off-site remediation and lost property taxes. In November 2024, Carneys Point Township’s motion to intervene was denied and it is proceeding separately in its 2016 state court matter. Subsequently, Carneys Point objected to the Proposed JCO and its objections were not accepted by the district court as a basis to disapprove the Proposed JCO. Carneys Point did not appeal the JCO and in the state court matter in October 2026 the parties filed summary judgment motions, including Defendants’ motion to dismiss based on entry of the JCO.

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

Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 over a 25-year period. Payment allocations will be consistent with the Companies’ January 22, 2021 cost-sharing MOU, with Chemours (together with its subsidiaries) contributing 50 percent and DuPont and Corteva (together with their subsidiaries) contributing the remaining 50 percent. The first of the scheduled annual payments was due within 30 days of the date the JCO was entered by the Court. A hearing on the JCO was held on January 7, 2026 at the conclusion of which the court directed the State to supplement the record related to certain issues raised by objectors. The Court held an additional hearing on June 24, 2026 where it considered the Plaintiffs’ supplemental record and objections thereto. The JCO was entered by the Court in August 2026 and became final, post appeal period, in September 2026. The Company made its first scheduled annual settlement payment of $100 in September 2026. As of September 30, 2026, inclusive of accretion and the first payment made, the Company has recorded $176 which represents its allocation of the remaining scheduled annual settlement payments on a net present value basis using an 8% discount rate. $35 is recorded within current accrued litigation and the remaining amount is recorded in long-term accrued litigation. Concurrent with the JCO being finalized, the PFAS Insurance MOU with Corteva and DuPont was enacted. This resulted in Corteva and DuPont funding $150 into an escrow account for the restricted purpose of funding the Company’s future New Jersey settlement payments. The $150 was recognized as restricted cash and as a gain in SG&A by the Company during the three months ended September 30, 2026. $50 of this restricted cash was used in the three months ended September 30, 2026, along with an additional $50 of restricted cash from the Company’s MOU Escrow Restricted Cash account, to fund the first New Jersey annual settlement payment. As of September 30, 2026, the Company has $103 in remaining restricted cash, inclusive of $3 of collective interest on the accounts. The PFAS Insurance MOU escrow is expected to cover the Company’s New Jersey scheduled annual settlement obligations in 2027 through 2030 under the JCO. The JCO also establishes a process for determining the amount of the RFS at each of the four current and former operating sites as well as other mechanisms which will secure funding for future remediation at the sites as needed. The proposed RFS amounts and related environmental liabilities for the sites covered by the New Jersey settlement agreement are further described in the Environmental section below.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

U.S. Smelter and Lead Refinery, Inc.

There are ten lawsuits currently pending in Indiana federal court, including a putative class action, and one in Indiana state court, by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss, which could be material, is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred $2 and $5 of costs for these indemnification agreement requests during the three and nine months ended September 30, 2026, respectively. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of September 30, 2026 as it cannot estimate the ultimate outcome at this time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In October 2026, a class action was filed in Delaware federal court against the Company and current officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaint alleges claims on behalf of a proposed class of purchasers of Chemours stock beginning February 20, 2026 and ending August 4, 2026 related to certain statements made during the class period regarding demand for the Company’s Opteon™ products and financial guidance. The complaint seeks compensatory damages and fees. The Company is reviewing the complaint and intends to vigorously defend against the claims.

Arbitration Related to DeLisle Site

In 2024, we announced that the PCC Group planned to build and operate a chlor-alkali facility on the grounds of our TiO2 plant in DeLisle, Mississippi and that the PCC Group and the Company entered into a chlorine supply agreement (“CSA”) which was subject to certain conditions precedent. During project development, the parties discussed certain items, including the projected cost and timeline to build the chlor-alkali facility, and the impact certain of these developments would have on the CSA. In March 2026, the CSA was terminated, and the project to build the chlor-alkali facility is not proceeding. The Company filed a request for arbitration in April 2026 with regards to the CSA termination, seeking payment by PCC of a break-up fee under the CSA, a declaration that the Company is not obligated to pay PCC a break-up fee, and the Company’s fees and costs. In June 2026, PCC filed an answer to the Request for Arbitration, denying the Company's claims, and asserted counterclaims against the Company seeking payment of a break-up fee under the CSA plus lost profits and its fees and costs. The Company disputes PCC's counterclaims and intends to pursue its claims and defend against the counterclaims. As of September 30, 2026, the Company has accrued an amount that does not materially affect results of operations for the period related to this matter.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s environmental remediation liabilities at September 30, 2026 and December 31, 2025 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	September 30, 2026	December 31, 2025
Chambers Works, Deepwater, New Jersey	$120	$73
Dordrecht Works, Netherlands	28	30
Fayetteville Works, Fayetteville, North Carolina (1)	304	320
Pompton Lakes, New Jersey	55	53
Washington Works, West Virginia	175	24
All other sites	123	118
Total environmental remediation	$805	$618
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Current environmental remediation	$116	$88
Long-term environmental remediation	689	530
Total environmental remediation	$805	$618

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by years of operation, maintenance, and monitoring (“OM&M”) activities. In most cases, the duration of OM&M is uncertain and therefore the Company estimates the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $710 above the amount accrued at September 30, 2026. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA planned to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time. As of September 30, 2026, no test orders have been received since October 2024. The timing of the draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is uncertain. In April 2025, EPA outlined actions that it will be taking to address PFAS across its program offices, including with respect to the implementation of the TSCA testing strategy and developing Effluent Limitations Guidelines ("ELGs").

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4 ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10 ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 until July 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court and was completed in March 2026, and a hearing was held in September 2026 on the review petitions. EPA has commenced the rulemaking process to rescind the Index PFAS portions of the 2024 MCLs regulation. Depending on the ultimate outcome of EPA’s actions, the Company's estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed an LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $23 and $26 are included in the environmental remediation balance as of September 30, 2026 and December 31, 2025, respectively. Further, the Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, the Company submitted a revised permit application.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has filed a pro forma objection to the conditional fine. This procedure is on hold upon the Company’s request because of the pending permit application. The Company has piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. The Company has not recorded a liability for this matter as of September 30, 2026 as it believes that it is operating in compliance with the applicable permitting and is not subject to any conditional fines that the DCMR previously asserted it would raise. As of September 30, 2026, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of September 30, 2026 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

In addition to the scheduled annual settlement payments pursuant to the New Jersey settlement described more fully in the Litigation section above, the settlement also obligates the NJ Settling Companies to continue to undertake remediation at the four sites (notably Chambers Works and Pompton Lakes, as well as Repauno and Parlin), which will be determined in accordance with applicable law. As part of the settlement, the NJ Settling Companies have agreed to a process to review and establish the RFS for each of the four sites (in the form of surety bond, or similar financial instrument) to ensure available funds for future remediation at the sites, including using a binding third-party licensed site remediation professionals ("LSRP") review if the parties cannot agree. The Company is the primary responsible party at Chambers Works, Pompton Lakes and Repauno.

In connection with the New Jersey settlement negotiations, in the second quarter of 2025, the Company recorded a $60 increase to certain of its environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the Company’s change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of September 30, 2026, the Company has total environmental remediation-related liabilities recorded for these sites, excluding the off-site drinking water program reserves, of $164, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental remediation-related liabilities for these sites is approximately $244.

The Company has reserved for environmental remediation liabilities based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. The New Jersey settlement outlines a range of potential RFS for the sites. For the sites for which the Company is the primary responsible party, the RFS ranges total from $177 to $1,048 in the first year after settlement. These RFS ranges per the settlement represent negotiated amounts, and the bottom of the range reflects the Company’s prior or current financial assurances and current view for potential future remediation activities at the sites. The range of potential RFS amounts in the settlement reflect potential additional scope or activities that are not currently required under the existing remediation plans for these specific remediation sites. As identified above, during the RFS process outlined in the settlement agreement, the Company will work with the NJ DEP and, potentially LSRPs, to determine the appropriate RFS amounts and review the future scope of remediation for each of the four sites. Given the complexity and uncertainty inherent in the RFS review process, there is a risk that the outcome of these technical evaluations could lead the Company to determine that additional remediation activities are required. Any such determination could result in future changes to the Company’s environmental reserve estimates. In October 2025, the Company put in place surety bonds totaling $108 to satisfy the interim RFS requirements of the New Jersey settlement agreement. In October 2026, the Company put in place $44 of additional surety bonds to satisfy the Chambers Works year one RFS requirements pursuant to the terms of the JCO. Year one RFS requirements are not finalized for the other sites as of September 30, 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Chemours incurred environmental remediation expenses of $28 and $194 for the three and nine months ended September 30, 2026, respectively, and $25 and $91 for the three and nine months ended September 30, 2025, respectively, of which $2 and $10 for the three and nine months ended September 30, 2026, respectively, and $4 and $12 for the three and nine months ended September 30, 2025, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
On-site remediation	$168	$176
Off-site groundwater remediation	136	144
Total Fayetteville environmental remediation	$304	$320

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Current environmental remediation	$47	$46
Long-term environmental remediation	257	274
Total Fayetteville environmental remediation	$304	$320

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

At September 30, 2026 and December 31, 2025, the Company had $119 and $127 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of September 30, 2026 and December 31, 2025, the Company had $17 and $20, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $168 and $176 at September 30, 2026 and December 31, 2025, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites

In February 2019, the Company received a NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. Through discussions with EPA regarding PFAS-related allegations at its U.S. Advanced Performance Materials sites, in June 2026, the Company entered into a settlement agreement and a proposed Consent Decree (the “2026 Consent Decree”) with EPA, as well as the West Virginia Department of Environmental Protection (“WVDEP”), to resolve claims relating to the discharge of PFAS compounds and other regulatory matters, including the February 2019 TSCA NOV. The 2026 Consent Decree was lodged in the West Virginia District Court and, once entered, Chemours is expected to pay EPA and WVDEP a $23 civil penalty over a three-year period. The Company reserved $23 as of September 30, 2026.

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

The 2026 Consent Decree also includes certain injunctive relief that the Company will undertake to mitigate future emissions and enhance existing programs including the off-site drinking water programs around its Washington Works and Chambers Works facilities. These injunctive relief provisions include (i) for compliance with the existing TSCA GenX 5(e) Order, the requirement for plants to recover and capture (destroy) or recycle GenX compounds at specified efficiencies from all the effluent process streams and the air emissions, (ii) the requirement to hire an engineer to conduct an evaluation of certain manufacturing processes at Fayetteville, including to identify points for potential releases from the processes and review and address the engineering report accordingly, and (iii) the requirement to implement 14 specific projects identified to reduce the PFOA and HFPO-DA levels in its effluent (process water, ground water, storm water) at Washington Works. These injunctive relief measures primarily relate to capital projects which will be recognized as property plant and equipment as spending occurs in the future. Pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, the Company provides alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. The Company also provides regular sampling and GAC change outs activities as per OC requirements. The injunctive relief described in the 2026 Consent Decree includes an expanded off-site drinking water program pursuant to Appendix E, which supersedes the requirements of the OC including lowering the level and expanding the parameter list by which alternative water will be offered. As a result of the expanded off-site drinking water program requirements at Washington Works and Chambers Works pursuant to the 2026 Consent Decree and considering the impact of the 2026 Consent Decree on other long-term OM&M projects at Washington Works, the Company recognized additional environmental remediation reserves of $136 as of the third quarter of 2026.

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief. As further described below, three of the four public water supplier lawsuits were resolved in September 2026 (Brunswick, Lower Cape Fear Water Authority and Town of Wrightsville Beach), with the litigation brought by Cape Fear Public Water Authority (“CFPUA”) continuing. In addition, there is a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,900 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the North Carolina state court dismissed the medical monitoring, injunctive demand, and many other alleged causes of action in these lawsuits. In October 2023, the North Carolina state court certified the property damages class action. In December 2024, EID and Chemours filed a motion to decertify the class on the grounds, among others, that the class representatives are inadequate and not representative, which was denied in September 2025 without prejudice. In January 2026, the Court scheduled a one-week trial in July 2026 for four of the individual well owner cases, and in June 2026, scheduled a trial to begin in the class action case in March 2027. Prior to the start of the July 2026 trial, the Company, along with EID, Corteva and DuPont, pursuant to the MOU, agreed to a settlement in principle to resolve the actions encompassing approximately 2,900 private well owners. Based on this settlement in principle reached, in the second quarter of 2026, the Company recorded a reserve for its 50% share of the amount owed, pursuant to the MOU, all of which is expected to be paid out and settled in the next twelve months.

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

Also, in March 2022 Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In April 2024, the plaintiff filed a voluntary dismissal of the fraudulent transfer counts. In September 2025, the court granted partial summary judgment in favor of Cumberland County on liability for nuisance and trespass, leaving the issue of damages, if any, for trial. In December 2025, Defendants petitioned for appeal of this ruling, which was denied in February 2026. Trial was scheduled for August 2026, but by agreement of the parties, was taken off the calendar a week before trial started. As further described below, the Cumberland matter was resolved in September 2026.

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint was later amended to add Corteva and to drop DowDuPont. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages. In February 2023, the matter was removed to federal court. In July 2024, the court dismissed the claims for products liability, deceptive trade practices and public nuisance. In July 2026, the case was tagged to the AFFF MDL. In October 2026, the JPML denied transfer to the AFFF MDL and the matter is proceeding in federal court.

In April 2026, Aqua North Carolina filed suit in the Eastern District of North Carolina against Corteva, DuPont, the Company and John Doe defendants, asserting cost recovery claims under CERCLA for response costs and damages regarding PFAS contamination of source waters serving affected Aqua water utilities and wastewater treatment plants in southeastern North Carolina. In July 2026, the case was tagged to the AFFF MDL. In October 2026, the JPML denied transfer to the AFFF MDL and the matter is proceeding in federal court.

As of September 30, 2026, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

In May 2026, a putative class action on behalf of residents, employers and employees of Brunswick County was filed against DuPont Industrial Biosciences USA, LLC and the Company in North Carolina state court seeking equitable relief for alleged PFAS and toxin contamination. The complaint asserts breach of fiduciary duty and breach of environmental justice policy and seeks a court order requiring defendants to remedy the alleged pollution and to provide funds to pay for residents to purchase filter systems. In June 2026, the case was removed to federal court. In August 2026, the court dismissed the matter with prejudice; plaintiff filed a motion seeking relief from the dismissal; the motion was denied in October 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In September 2026, the Company, along with EID, Corteva and DuPont entered into a settlement to resolve certain litigations and claims, including the North Carolina NRD matter and 11 local entities relating to PFAS and other historical discharges from Fayetteville Works, as well as the State’s claims of PFAS contamination unrelated to that site, including from the use of AFFF (the “North Carolina Settlement”). This settlement includes resolution of three of the four lawsuits referenced above that were filed by public water suppliers, as well as resolving the Cumberland County matter. Overall settlement payments total $455 over 15 years. In addition, the North Carolina Settlement acknowledges that certain obligations under the 2019 Consent Order have been completed and establishes procedures to resolve certain remaining obligations relating to off-site areas, including implementation of drinking water programs. As of September 30, 2026, the Company has legal reserves recorded of $205, which reflects both the net present value of the Company's North Carolina Settlement obligation, as well as the settlement in principle to resolve the actions encompassing approximately 2,900 private well owners described above. $113 is recorded as current accrued litigation and $92 as long-term accrued litigation as of September 30, 2026. The Company made its first annual North Carolina Settlement payment in October 2026 for $51.

For all of the other matters noted above which are not addressed through the legal reserve recognized as of September 30, 2026, management believes that a loss is reasonably possible as to the civil litigation matters, but not estimable at this time given that there are significant issues to be resolved and certain matters continue to be in their early stages. These matters are complex and involve multiple parties, and, as such, the amount of any reasonably possible loss cannot be estimated as there continues to be significant uncertainty as to any potential outcome of these matters, including potential scope, terms or timing of any possible resolution. Any potential resolution of these discussions and any reasonably possible future committed expenditures could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Other Environmental and Environmental-Related Matters

On October 31, 2024, the Company received a request from the Dutch ILT agency to amend the Company's F-gas reporting for certain years to reflect hydrofluorocarbons ("HFCs") produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, the Company made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company reviewed the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by the Company in June 2025. The Company has submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. The Company responded to the compliance letter and on August 1, 2025 the European Commission sent a letter-decision imposing a 200% quota reduction penalty applicable in 2026. On October 9, 2025, the Company filed an application for annulment of such decision in the General Court of the European Union based upon the decision violating EU law and its principle of proportionality. The Company also filed for an interim action to suspend the August 1, 2025 decision and the court issued an order granting temporary relief whereby the quota reduction decision was suspended during the interim proceedings. In January 2026 the court issued an order dismissing the interim action and temporary suspension. The annulment matter is proceeding and a hearing has been set in November 2026.

In June 2025 the European Commission also sent a compliance letter asserting that, based upon its 2024 reporting year submission, a quota exceedance occurred making it subject to a reduced quota allocation in the future and penalties.

In June 2026, the Company received an inquiry from the ILT concerning the methodology and data used in its 2022 HFC‑23 F‑Gas reporting. A subsequent internal review identified discrepancies in certain reported data. The Company is preparing a voluntary corrective submission to the regulator and, in parallel, ILT has notified the Company that it intends to conduct an inspection relating to the matter. Furthermore, ILT has requested information about reported purchases from 2021, 2022 and 2023. In October 2026, the European Commission also sent a compliance letter to the Company asserting that, based on its 2021 and 2022 reporting year corrections sent to the Dutch competent authorities, a quota exceedance occurred in those years making it subject to a reduced quota allocation in 2028 onwards and penalties. The eventual impact is not known yet and the matter remains under regulatory review. Based on the status of this inquiry and ongoing review, the Company does not consider any possible loss estimable as of September 30, 2026.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at September 30, 2026 or December 31, 2025, with respect to this indemnification.

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the National Pollutant Discharge Elimination System (“NPDES”) permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. The court held an evidentiary hearing on the motion for preliminary injunction from May 21-23, 2025 during which the court moved the trial date from March 2026 to September 16, 2025. In June 2025, the court granted a motion to intervene filed by Little Hocking Water Association ("LHWA"). On August 7, 2025, the Court issued a preliminary injunction that enjoined Chemours from discharging HFPO-DA in excess of effluent limits set by its NPDES Permit limits including by, but not limited to, production changes, process modifications, off-site treatment, or temporary cessation of operations. Chemours appealed the court’s preliminary injunction order to the Fourth Circuit, which vacated the preliminary injunction in June 2026 and subsequently remanded the action to the district court. In connection with entering into the June 2026 Consent Decree with EPA and WVDEP, the Company and West Virginia Rivers Coalition reached an agreement to settle its claims, including payment of its attorneys’ fees and costs of less than $1. West Virginia Rivers Coalition's claims have been dismissed with prejudice. As to the remaining claims of LHWA, the court stayed the case while the June 2026 Consent Decree with EPA and WVDEP is being reviewed by the court as the Consent Decree may affect the viability of LHWA’s claims.

Chemours Washington Works discharges, through outfalls at the site, wastewater, and stormwater pursuant to a NPDES permit issued by WVDEP. In addition, we discharge treated wastewater and non-contact cooling water from a second perfluoroalkoxy (“PFA”) processing line pursuant to a separate NPDES permit. We have continued to engage with regulatory authorities on these NPDES permits including providing additional data and information as requested. In April 2026, we submitted a modification to allow extension of the second PFA processing line NPDES permit while the site-wide NPDES permit renewal application continues to be evaluated. In June 2026, WVDEP issued the extension through December 2026. If we are unable to agree with the WVDEP on NPDES permit renewals or extensions at our Washington Works site, this could impact our ability to operate the site and could have a material adverse effect on the Company’s financial position, results of operations, and cash flows, including that this could represent an indicator of potential impairment of the Company’s long-lived assets which could trigger an assessment of the recoverability of the related assets and such an assessment could result in future impairment losses.

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $4 and $18 for the three and nine months ended September 30, 2026, respectively, and $5 and $17 for the three and nine months ended September 30, 2025, respectively.

On April 24, 2026, stockholders approved The Chemours Company 2026 Equity and Incentive Plan (the “2026 Plan”), which provides for grants to employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards and dividend equivalent rights, with a maximum of 6,375,275 shares reserved for issuance, less one share for every one share of common stock granted under The Chemours Company 2017 Equity and Incentive Plan, as amended and restated (the "2017 Plan") between March 2, 2026 and the effective date of the 2026 Plan. The 2026 Plan replaced the 2017 Plan. Outstanding awards under the 2017 Plan will remain outstanding under the 2017 Plan in accordance with their terms. Shares underlying awards granted under the 2017 Plan that are forfeited, canceled or otherwise do not result in the issuance of shares, will be available for issuance under the 2026 Plan in accordance with its terms.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

There were no stock options granted during the nine months ended September 30, 2026.

The Company recorded $1 and $2 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2026, respectively, and $1 and $5 for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, approximately 4,080,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted approximately 1,076,000 restricted stock units (“RSUs”) to certain management and employees under the 2017 Plan. Additionally, as the 2026 Plan was approved on April 24, 2026, all further grants have been made under the 2026 Plan, and as such, during the nine months ended September 30, 2026, the Company granted approximately 118,000 RSUs to certain management and employees under the 2026 Plan. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $14 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2026, respectively, and $3 and $10 for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, approximately 2,151,000 remained non-vested.

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

Nine Months Ended September 30, 2026
Risk-free interest rate	3.46%
Forecast period (years)	2.83
Volatility	59.60%
Dividend yield	0%
Fair value per performance share unit (1)	$27.78
(1)
Represents the grant date fair value as of March 2, 2026.

The Company recorded stock-based compensation expense specific to its PSUs of $1 for each of the three and nine months ended September 30, 2026, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded stock-based compensation expense specific to its PSUs of less than $1 for each of the three and nine months ended September 30, 2025. At September 30, 2026, approximately 620,000 PSUs at 100% of the target amount remained non-vested.

Performance Stock Options

There were no performance stock options ("PSOs") granted during the nine months ended September 30, 2026.

The Company recorded less than $1 in stock-based compensation expense specific to its PSOs for each of the three and nine months ended September 30, 2026, respectively, and $1 and $2 for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, approximately 886,000 PSOs remained outstanding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2026	$(51)	$(8)	$(144)	$(41)	$(244)
Other comprehensive income (loss)	34	12	(19)	6	33
Balance at September 30, 2026	$(17)	$4	$(163)	$(35)	$(211)

Balance at January 1, 2025	$39	$4	$(354)	$(56)	$(367)
Other comprehensive (loss) income	(89)	(16)	200	(6)	89
Balance at September 30, 2025	$(50)	$(12)	$(154)	$(62)	$(278)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2026, the Company had 8 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $144, and an average maturity of one month. At December 31, 2025, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170, and an average maturity of one month. Chemours recognized net losses of $2 and $8 for the three and nine months ended September 30, 2026, respectively, and net losses of $2 and $3 for the three and nine months ended September 30, 2025, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2026, the Company had 173 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $196, and an average maturity of four months. At December 31, 2025, the Company had 170 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214, and an average maturity of four months. Chemours recognized a pre-tax gain of $1 and a pre-tax gain of $7 for the three and nine months ended September 30, 2026, respectively, and pre-tax gain of $2 and loss of $16 for the three and nine months ended September 30, 2025, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2026, $1 of gain and $5 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2025, $2 of losses and $3 of gains were reclassified to the COGS from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $5 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the COGS over the next 12 months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Interest Rate Swaps

At September 30, 2026 and December 31, 2025, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps matured on October 31, 2026. Chemours recognized pre-tax loss of less than $1 and no amount of pre-tax gain/loss for the three and nine months ended September 30, 2026, respectively, within accumulated other comprehensive loss. Chemours recognized a pre-tax gain of less than $1 and a pre-tax loss of $1 for the three and nine months ended September 30, 2025, within accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2026, $1 and $2 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2025 less than $1 and $1 of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an immaterial amount of net pre-tax loss from accumulated other comprehensive loss to interest expense, net through the maturity of the interest rate swaps on October 31, 2026.

Net Investment Hedge – Foreign Currency Forward Contract

On June 4, 2026, we entered into a foreign currency forward contract with a gross notional U.S. dollar equivalent of $145 that we designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of its TWD-denominated subsidiary. The Company recognized a pre-tax gain of $2 and $3 for the three and nine months ended September 30, 2026, respectively, on its foreign currency borrowing net investment hedge within accumulated other comprehensive loss. This instrument is accounted for under the spot method. The Company recorded expense due to forward points which are excluded from the hedging relationship of less than $1 and $1 for the three and nine months ended September 30, 2026, respectively, within Other Income. The instrument matured and was settled in July 2026. The balances in AOCI associated with the foreign currency forward contract will remain in AOCI and will only be reclassified into earnings if and when the net investment in our Taiwan subsidiary is sold or substantially sold. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2026.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $2 and $11 for the three and nine months ended September 30, 2026, respectively, and pre-tax gain of $2 and pre-tax loss of $53 for the three and nine months ended September 30, 2025, respectively, on its foreign currency borrowing net investment hedge within accumulated other comprehensive loss. The balances in AOCI associated with the foreign currency borrowings designated as a net investment hedge will remain in AOCI and will only be reclassified into earnings if and when the net investments in our European subsidiaries are sold or substantially sold. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2026 and 2025.

Beginning on June 2, 2026 and ending on July 17, 2026, the Company de-designated €100 million of foreign currency borrowings from net investment hedge accounting. As a result of this de-designation, the Company recognized a pre-tax loss of less than $1 and pre-tax gain of $2 for the three and nine months ended September 30, 2026, respectively, in other income (expense), net. Concurrently with this de-designation, we entered into an off-setting foreign currency forward contract on June 2, 2026 with a total notional amount of €100 million that was designated as a fair value hedge with changes in fair value recognized within other income (expense), net. The Company recognized a pre-tax gain of less than $1 and pre-tax loss of $2 for the three and nine months ended September 30, 2026, respectively, on its foreign currency forward contract within other income (expense), net. The instrument matured and was settled in July 2026.

In August 2026, the Company de-designated €100 million of foreign currency borrowings from net investment hedge accounting in an effort to allow the hedging relationship to remain highly effective. As a result of this de-designation, the Company recognized a pre-tax loss of $3 for the three months ended September 30, 2026 in other income (expense), net.

On September 1, 2026, the Company designated all foreign currency borrowings as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Investment Hedge – Cross-Currency Swaps

Concurrently with the offering of the senior unsecured notes due January 2033 (as described further in "Note15 - Debt"), the Company entered into a cross-currency swap to effectively convert $600 of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, maturing on January 15, 2030. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized pre-tax gain of $5 and $16 for the three and nine months ended September 30, 2026 within accumulated other comprehensive loss, respectively. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the three and nine months ended September 30, 2026.

In June 2026, the Company entered into a cross-currency swap to effectively convert an additional $349 senior unsecured notes into a euro-denominated borrowing of €300 million at prevailing euro interest rates, maturing on March 15, 2031. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized a pre-tax gain of $3 and $4 for the three and nine months ended September 30, 2026 on this cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for this cross-currency swap for the three and nine months ended September 30, 2026.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2026 and December 31, 2025.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2026	December 31, 2025
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	4	—
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 8)	4	—
Total asset derivatives		$8	$—

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	—	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 14)	—	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 14)	43	59
Total liability derivatives		$43	$65

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2026 and 2025.

				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	Income, Net	Loss
2026
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	1
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	2
Foreign currency forward contract designated as a net investment hedge	—	—	—	2
Foreign currency forward contract designated as a fair value hedge			—	—
Cross-currency swap designated as a net investment hedge	—	—	—	8

2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	2
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	2
Cross-currency swap designated as a net investment hedge	—	—	—	5

				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	Income, Net	Loss
2026
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(8)	$—
Foreign currency forward contracts designated as a cash flow hedge	(5)	—	—	7
Interest rate swaps designated as a cash flow hedge	—	(2)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	11
Foreign currency forward contract designated as a net investment hedge	—	—	(1)	3
Foreign currency forward contract designated as a fair value hedge	—	—	(2)	—
Cross-currency swap designated as a net investment hedge	—	—	—	20

2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(3)	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	(16)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(53)
Cross-currency swap designated as a net investment hedge	—	—	—	(72)

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$(1)	$(2)	$(6)	$(6)
Interest cost	(4)	(3)	(10)	(10)
Expected return on plan assets	6	6	18	17
Amortization of actuarial loss	—	(1)	(1)	(3)
Amortization of prior service gain	—	—	1	1
Settlement gain	—	2	—	2
Total net periodic pension cost	$1	$2	$2	$1

Net (loss) gain	$6	$2	$6	$2
Prior service cost	—	—	—	—
Amortization of actuarial loss	—	1	1	3
Amortization of prior service gain	—	—	(1)	(1)
Recognition of settlement gain	—	(2)	—	(2)
Curtailment gain	—	—	—	—
Effect of foreign exchange rates	—	—	1	(8)
Benefit (cost) recognized in other comprehensive income	6	1	7	(6)
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$7	$3	$9	$(5)

The Company made cash contributions of $0 and $3 to its defined benefit pension plans during each of the three and nine months ended September 30, 2026, respectively, and the Company received a net cash refund of $6 and made a net cash contribution of $2 for the three and nine months ended September 30, 2025, respectively. Contributions for the three and nine months ended September 30, 2026, were net of receipts of $1 and $4, respectively, of qualifying funding ratio premium discount for the defined benefit plan in the Netherlands. The Company expects to make additional cash contributions of $1 to its defined benefit pension plans during the remainder of 2026.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$698	$670
Restricted cash and restricted cash equivalents (1)	103	54
Cash, cash equivalents, restricted cash and restricted cash equivalents	$801	$724
(1)
At September 30, 2026 , the restricted cash and restricted cash equivalent balances of $103 included $3 related to an escrow account as per the terms of the MOU and $100 related to PFAS Insurance MOU escrow. $41 is recorded as current and $62 as noncurrent as of September 30, 2026. At December 31, 2025, the restricted cash and restricted cash equivalent balances of $54 included amounts in an escrow account as per the terms of the MOU. $2 was recorded as current and $52 as noncurrent as of December 31, 2025. See “Note 17 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 23. Segment Information

Chemours operates through its three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Other Non-Reportable Segment includes the Company’s Performance Chemicals and Intermediates business.

The Company's Chief Operating Decision Maker ("CODM"), who is the Company's President and Chief Executive Officer, is regularly provided adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") which is the primary measure of segment profitability, by segment and on a consolidated basis. The CODM uses Segment Adjusted EBITDA as the primary basis to measure segment performance relative to expectations set during the Company's annual budget process, which is where decisions regarding allocation of the Company's capital expenditures, employees and financial resources predominantly occurs. This regular review of segment and consolidated Adjusted EBITDA, which takes place in monthly Business Operating Reviews (BORs), includes budget-to-actual and various period-over-period variances, which allows the CODM to modify resource allocation accordingly. Adjusted EBITDA is defined as income (loss) before income taxes, excluding the following:

•
interest expense, depreciation, and amortization;
•
non-operating pension and other post-retirement employee benefit costs, which represent the non-service cost component of net periodic pension costs;
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended September 30, 2026
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$510	$680	$337
Segment cost of goods sold	357	596	305
Segment selling, general and administrative expense	29	26	34
Segment research and development expense	7	7	10
Add back: Depreciation and amortization (2)	17	34	23
Equity in earnings of affiliates	2	—	9
Other segment items (3)	—	—	(4)
Segment Adjusted EBITDA	$136	$85	$24

Nine Months Ended September 30, 2026
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$1,669	$1,899	$906
Segment cost of goods sold	1,081	1,745	832
Segment selling, general and administrative expense	89	82	101
Segment research and development expense	23	21	33
Add back: Depreciation and amortization (2)	53	100	68
Equity in earnings of affiliates	8	—	20
Other segment items (3)	(2)	(1)	(27)
Segment Adjusted EBITDA	$539	$152	55

September 30, 2026
Segment information from Interim Consolidated Balance Sheets:
Total assets	$1,725	$2,394	$1,676
Investments in affiliates	76	—	108

Nine Months Ended September 30, 2026
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	65	36	39

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended September 30, 2025
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$560	$612	$311
Segment cost of goods sold	350	587	285
Segment selling, general and administrative expense	28	29	34
Segment research and development expense	9	6	11
Add back: Depreciation and amortization (2)	18	33	23
Equity in earnings of affiliates	3	—	6
Other segment items (3)	—	(2)	(4)
Segment Adjusted EBITDA	$194	$25	$14

Nine Months Ended September 30, 2025
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$1,622	$1,867	$951
Segment cost of goods sold	1,039	1,736	818
Segment selling, general and administrative expense	78	85	101
Segment research and development expense	23	22	35
Add back: Depreciation and amortization (2)	52	97	92
Equity in earnings of affiliates	7	—	20
Other segment items (3)	(1)	(1)	13
Segment Adjusted EBITDA	$542	$122	$96

December 31, 2025
Segment information from Consolidated Balance Sheets:
Total assets	$1,694	$2,399	$1,677
Investments in affiliates	73	—	87

Nine Months Ended September 30, 2025
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	53	78	32
(1)
Segment net sales to external customers are provided by product group in "Note 3 – Net Sales".
(2)
Segment depreciation and amortization expense is included as a component of COGS; SG&A expense; and research and development expense in the amounts regularly provided to the CODM and are therefore added back to arrive at Segment Adjusted EBITDA.
(3)
Other segment items include segment other (income) expense, net.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation for instances in which the above financial information for the Company's reportable segments does not sum to consolidated amounts.

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended September 30, 2026
Net sales to external customers	$1,527	$13	$—	$1,540
Depreciation and amortization	$74	$1	$4	$79

Nine Months Ended September 30, 2026
Net sales to external customers	$4,474	$38	$—	$4,512
Depreciation and amortization	$221	$4	$14	$239
Purchases of property, plant, and equipment	$140	$1	$3	$144

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended September 30, 2025
Net sales to external customers	$1,483	$12	$—	$1,495
Depreciation and amortization	$74	$1	$5	$80

Nine Months Ended September 30, 2025
Net sales to external customers	$4,440	$38	$—	$4,478
Depreciation and amortization	$241	$4	$14	$259
Purchases of property, plant, and equipment	$163	$2	$3	$168

Total Assets (1)
September 30, 2026	$5,795	$91	$1,407	$7,293
December 31, 2025	$5,770	$95	$1,517	$7,382
(1)
Corporate assets primarily include cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Thermal & Specialized Solutions	$136	$194	$539	$542
Titanium Technologies	85	25	152	122
Advanced Performance Materials	24	14	55	96
Segment Adjusted EBITDA	245	233	746	760
Other non-reportable segment Adjusted EBITDA	1	2	6	7
Corporate expenses (1)	(46)	(45)	(136)	(148)
Unallocated Items:
Interest expense, net	(69)	(68)	(206)	(201)
Depreciation and amortization	(79)	(80)	(239)	(259)
Non-operating pension and other post-retirement employee benefit income	2	4	8	7
Exchange losses, net	(4)	(1)	(6)	(7)
Restructuring, asset-related, and other charges (Note 4)	(3)	(4)	(19)	(31)
Inventory write-offs	—	(2)	—	(4)
Loss on extinguishment of debt (2)	—	—	(11)	—
Gain on sales of assets and businesses, net (3)	50	7	316	8
Transaction costs	—	—	(2)	(3)
Qualified spend recovery (4)	5	13	17	35
Litigation-related income (charges), net (5)	138	(8)	(106)	(301)
Environmental charges (6)	(18)	(13)	(168)	(73)
Income (loss) before income taxes	$222	$38	$200	$(210)
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
For the nine months ended September 30, 2026, loss on extinguishment of debt includes $11 related to the partial early redemptions of the senior secured tranche B-3 euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, which is discussed in further detail in "Note 15 - Debt".
(3)
For three and nine months ended September 30, 2026, Gain on sales of assets and businesses, net, includes a $50 and $316 gain, respectively, on sale of assets related to the sale of ten parcels of land in Kuan Yin, Taiwan. Refer to “Note 10 – Property, Plant and Equipment" for further details.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".
(5)
For the three and nine months ended September 30, 2026, Litigation-related income (charges), net, includes $138 of income and $96 of charges related to PFOA and PFAS legal reserves and related cost sharing, including $150 received by the Company related to the PFAS Insurance MOU. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(6)
For the nine months ended September 30, 2026, Environmental charges includes $136 related to expanded off-site drinking water program requirements at Washington Works and Chambers Works pursuant to the 2026 Consent Decree, as well as the impact of the 2026 Consent Decree on other long-term OM&M projects at Washington Works. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.

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

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$1,540	$1,495	$4,512	$4,478
Cost of goods sold	1,309	1,262	3,783	3,732
Gross profit	231	233	729	746
Selling, general, and administrative expense (1)	(25)	122	591	669
Research and development expense	24	26	77	81
Restructuring, asset-related, and other charges	3	4	19	55
Total other operating expenses	2	152	687	805
Equity in earnings of affiliates	11	9	28	27
Interest expense, net	(69)	(68)	(206)	(201)
Loss on extinguishment of debt	—	—	(11)	—
Other income, net	51	16	347	23
Income before income taxes	222	38	200	(210)
Provision for (benefit from) income taxes	26	(8)	307	128
Net income	196	46	(107)	(338)
Less: Net income attributable to non-controlling interests	—	—	—	1
Net income attributable to Chemours	$196	$46	$(107)	$(339)
Per share data
Basic earnings (loss) per share of common stock	$1.29	$0.31	$(0.71)	$(2.26)
Diluted earnings (loss) per share of common stock	1.29	0.31	(0.71)	(2.26)
(1)
SG&A for the three and nine months ended September 30, 2026 includes $150 million received by the Company related to the PFAS Insurance MOU. See "Note 17 - Commitments and Contingent Liabilities" for further details.

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2026.

Change in net sales from prior period	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Price	5%	3%
Volume	(2)%	(3)%
Currency	—%	1%
Portfolio	—%	—%
Total change in net sales	3%	1%

Our net sales increased by $45 million (or 3%) to $1.5 billion for the three months ended September 30, 2026, compared with net sales of $1.5 billion for the same period in 2025. The increase in our net sales for the three months ended September 30, 2026 was primarily attributable to an increase in price of 5%, partially offset by a decrease in volume of 2%. The decrease in volume was primarily driven by lower volumes in our Thermal & Specialized Solutions ("TSS") segment, while the increase in price was attributable to our Advanced Performance Materials ("APM") and Titanium Technologies ("TT") segments.

Our net sales were relatively flat at $4.5 billion for the nine months ended September 30, 2026 and 2025, as a 3% decrease in volume was offset by a 3% increase in price and favorable currency movements adding a 1% tailwind to the segment’s net sales as compared to the same period in the prior year. The decrease in volume was primarily driven by lower volumes in our APM segment, while the increase in price was primarily attributable to our TSS segment.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our COGS increased by $47 million (or 4%) and $51 million (or 1%) to $1.3 billion and $3.8 billion for the three and nine months ended September 30, 2026, respectively, compared with COGS of $1.3 billion and $3.7 billion for the same periods in 2025. The increase in our COGS for the three and nine months ended September 30, 2026 was primarily attributable to higher unit rates as a result of higher fixed costs and lower production rates.

Selling, General, and Administrative Expense

Our SG&A expense decreased by $147 million (or over 100%) and $78 million (or 12%) to a credit of $25 million and expense of $591 million for the three and nine months ended September 30, 2026, respectively, compared with SG&A expense of $122 million and $669 million for the same periods in 2025. The decrease in our SG&A expense for the three months ended September 30, 2026 was primarily attributable to a decrease in legacy legal fees, mostly due to $150 million received related to the PFAS Insurance MOU executed in the three months ended September 30, 2026. Refer to "Note 17 - Commitments and Contingent Liabilities" for further details.

The decrease in our SG&A expense for the nine months ended September 30, 2026 was primarily attributable to lower corporate litigation related charges, inclusive of the above mentioned PFAS Insurance MOU, and legacy legal fees in the period of $212 million. This was partially offset by an increase of $102 million related to adjustments to environmental reserves and a decrease of $24 million in the MOU benefit related to litigation costs.

Research and Development Expense

Our research and development (“R&D”) expense was largely unchanged at $24 million and $77 million for the three and nine months ended September 30, 2026, respectively, compared with R&D expense of $26 million and $81 million for the same periods in 2025.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $1 million (or 25%) and $36 million (or 65%) to $3 million and $19 million for the three and nine months ended September 30, 2026, respectively, compared with restructuring, asset-related, and other charges of $4 million and $55 million for the same periods in 2025. Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2026 were attributable to $2 million and $8 million, respectively, of charges related to our decision to exit our SPS CapstoneTM business, along with employee separation charges of $1 million and $10 million, respectively, related to the 2026 Restructuring Program. Additionally, for the nine months ended September 30, 2026, we recorded $1 million of decommissioning and other charges related to the Titanium Technologies Transformation Program.

Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2025 were primarily attributable to $4 million and $48 million, respectively, of charges related to the exit of our SPS Capstone™ business. During the nine months ended September 30, 2025, we also recorded $6 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan. See "Note 4 - Restructuring, Asset-related, and Other Charges" to the Interim Consolidated Financial Statements for further details.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates was relatively flat at $11 million and $28 million for the three and nine months ended September 30, 2026, respectively, compared with equity in earnings of affiliates of $9 million and $27 million for the same periods in 2025.

Interest Expense, Net

Our interest expense, net increased by $1 million (or 1%) and $5 million (or 2%) to $69 million and $206 million for the three and nine months ended September 30, 2026, respectively, compared with interest expense, net of $68 million and $201 million for the same periods in 2025. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt following the amendment to the Amended and Restated Credit Agreement related to the 2032 U.S. Dollar Term Loan in October 2025 and higher interest rates on the issuance of the 2034 Notes in March 2026, partially offset by the pay down of the Senior Secured Euro Term Loan.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2026, we recognized a loss on extinguishment of debt of $11 million related to the partial early redemptions of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028. See "Note 15 - Debt" to the Interim Consolidated Financial Statements for further details.

The Chemours Company

Other Income, Net

Our other income, net increased by $35 million (or over 100%) and $324 million (or over 100%) to $51 million and $347 million for the three and nine months ended September 30, 2026, respectively, compared with other income, net of $16 million and $23 million for the same periods in 2025. The increase in our other income, net was attributable to the gain on sale of ten parcels of land sold in Kuan Yin, Taiwan in the second and third quarters of 2026. See "Note 10 - Property, Plant, and Equipment, Net" to the Interim Consolidated Financial Statements for further details.

Provision for Income Taxes

We recognized a provision for income taxes of $26 million and a benefit from income taxes of $8 million for the three months ended September 30, 2026 and 2025, respectively. The $34 million increase in our provision for income taxes for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due to several factors. Our provision for income taxes for the three months ended September 30, 2026 was primarily attributable to the geographical mix of earnings, adjustments related to our U.S. federal, state, and foreign valuation allowances, withholding taxes on the repatriation of earnings, and the non-taxable gain on the Company’s sale of land for local Taiwanese tax purposes. These were offset by profit in inventory and a foreign derived deduction eligible income tax benefit resulting from tax law changes pursuant to the Tax Act.

For the three months ended September 30, 2025 we recorded a tax benefit primarily as a result of the partial release of the valuation allowance on federal and state interest carryforwards. The release was largely driven by the favorable interest deductibility provisions enacted under the Tax Act. This benefit was partially offset by valuation allowances recorded against certain foreign deferred tax assets.

We had a provision for income taxes of $307 million and $128 million for the nine months ended September 30, 2026 and 2025, respectively. There was a $179 million increase in our provision for income taxes for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Our provision for the nine months ended September 30, 2026 was primarily attributable to the same factors discussed above. In addition to these, the Company recorded the recognition of a full valuation allowance against our U.S. federal and state deferred tax assets, inclusive of approximately $208 million related to prior year deferred tax assets. Our provision for the nine months ended September 30, 2025 was primarily attributable to $153 million tax expense to record a valuation allowance against our deferred tax asset for U.S. federal and state interest carryforwards. These were partially offset by a $70 million tax benefit related to environmental and litigation reserve. See "Note 6 - Income Taxes" to the Interim Consolidated Financial Statements for further details.

The Chemours Company

Segment Reviews

We operate through three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Other Non-Reportable Segment includes the Company’s Performance Chemicals and Intermediates business.

Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the primary measure of segment profitability used by our Chief Operating Decision Maker ("CODM") and is defined as income (loss) before income taxes, excluding the following:

•
interest expense, depreciation, and amortization;
•
non-operating pension and other post-retirement employee benefit costs, which represent the non-service cost component of net periodic pension (income) costs;
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

A reconciliation of Segment Adjusted EBITDA to our consolidated income (loss) before income taxes for the three and nine months ended September 30, 2026 and 2025 is included in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net sales	$510	$560	$1,669	$1,622
Adjusted EBITDA	136	194	539	542
Adjusted EBITDA margin	27%	35%	32%	33%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and nine months ended September 30, 2026.

Change in segment net sales from prior period	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Price	—%	4%
Volume	(9)%	(2)%
Currency	—%	1%
Total change in segment net sales	(9)%	3%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $50 million (or 9%) to $510 million for the three months ended September 30, 2026, compared with segment net sales of $560 million for the same period in 2025. The decrease in segment net sales for the three months ended September 30, 2026 was primarily attributable to a 9% decrease in volumes. The decrease in volumes was primarily attributable to lower stationary AC aftermarket refrigerant sales of TSS Opteon™ blends in North America, compared with elevated demand in the third quarter of 2025 driven by the stationary technology transition under the U.S. AIM Act.

Our Thermal & Specialized Solutions segment’s net sales increased by $47 million (or 3%) to $1.7 billion for the nine months ended September 30, 2026, compared with segment net sales of $1.6 billion for the same period in 2025. The increase in segment net sales for the nine months ended September 30, 2026 was primarily attributable to an increase in prices of 4% and favorable currency movements adding a 1% tailwind to the segment’s net sales as compared to the same period in the prior year, partially offset by a decrease in volumes of 2%. The increase in price was primarily attributable to higher Freon™ sales in the automotive aftermarket, while the decrease in volume was primarily attributable to lower stationary AC aftermarket refrigerant sales of TSS Opteon™ blends in North America, compared with elevated demand in the prior year driven by the stationary technology transition under the U.S. AIM Act, partially offset by higher Freon™ prices, primarily in the automotive segment.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2026, segment Adjusted EBITDA decreased by $58 million (or 30%) to $136 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 27%, compared with segment Adjusted EBITDA of $194 million and Adjusted EBITDA margin of 35% for the same period in 2025. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2026 were primarily attributable to the aforementioned decrease in volumes, as well as higher input costs incurred during the period.

For the nine months ended September 30, 2026, segment Adjusted EBITDA decreased by $3 million (or 1%) to $539 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 32%, compared with segment Adjusted EBITDA of $542 million and Adjusted EBITDA margin of 33% for the same period in 2025. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2026 were primarily attributable to the aforementioned decrease in volumes, as well as higher input costs incurred during the period.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net sales	$680	$612	$1,899	$1,867
Adjusted EBITDA	85	25	152	122
Adjusted EBITDA margin	13%	4%	8%	7%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2026.

Change in segment net sales from prior period	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Price	10%	3%
Volume	1%	(2)%
Currency	0%	1%
Total change in segment net sales	11%	2%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $68 million (or 11%) to $680 million for the three months ended September 30, 2026 compared with segment net sales of $612 million for the same period in 2025. The increase in segment net sales for the three months ended September 30, 2026 was primarily attributable to an increase in price of 10% and an increase in volumes of 1%. The rise in price was primarily driven by the implementation of price increases.

Our Titanium Technologies segment’s net sales increased by $32 million (or 2%) to $1.9 billion for the nine months ended September 30, 2026 compared with segment net sales of $1.9 billion for the same period in 2025. The increase in segment net sales for the nine months ended September 30, 2026 was primarily attributable to an increase in price of 3% and favorable currency movements adding a 1% tailwind to the segment’s net sales, partially offset by a decrease in volumes of 2%.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2026 segment Adjusted EBITDA increased by $60 million (or over 100%) to $85 million and Adjusted EBITDA margin increased by approximately 900 basis points to 13%, compared with segment Adjusted EBITDA of $25 million and Adjusted EBITDA margin of 4% for the same period in 2025. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2026 were primarily attributable to the aforementioned increase in prices, as well as higher volumes.

For the nine months ended September 30, 2026, segment Adjusted EBITDA increased by $30 million (or 25%) to $152 million and Adjusted EBITDA margin increased by approximately 100 basis points to 8%, compared with segment Adjusted EBITDA of $122 million and Adjusted EBITDA margin of 7% for the same period in 2025. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2026 were primarily attributable to the aforementioned increase in prices.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net sales	$337	$311	$906	$951
Adjusted EBITDA	24	14	55	96
Adjusted EBITDA margin	7%	5%	6%	10%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and nine months ended September 30, 2026.

Change in segment net sales from prior period	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Price	6%	2%
Volume	2%	(8)%
Currency	—%	1%
Total change in segment net sales	8%	(5)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $26 million (or 8%) to $337 million for the three months ended September 30, 2026, compared with segment net sales of $311 million for the same period in 2025. The increase in segment net sales for the three months ended September 30, 2026 was primarily attributable to an increase in price of 6% and an increase in volumes of 2%. Increases are primarily due to strength and momentum in high-value specialty products serving data center and semiconductor end markets and the operational impacts in the third quarter of 2025, partially offset by the exit of the SPS CapstoneTM product line.

Our Advanced Performance Materials segment’s net sales decreased by $45 million (or 5%) to $906 million for the nine months ended September 30, 2026, compared with segment net sales of $951 million for the same period in 2025. The decrease in segment net sales for the nine months ended September 30, 2026 was primarily attributable to an 8% decrease in volume, partially offset by a 2% increase in price and favorable currency movements adding a 1% tailwind to the segment’s net sales compared with the same period of the prior year. Volumes decreased primarily due to the exit of the SPS CapstoneTM product line, partially offset by growth in semiconductors, aerospace, electric vehicles and data centers.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2026, segment Adjusted EBITDA increased by $10 million (or 71%) to $24 million and Adjusted EBITDA margin increased by approximately 200 basis points to 7%, compared with segment Adjusted EBITDA of $14 million and Adjusted EBITDA margin of 5% for the same period in 2025. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2026 were primarily attributable to strength in data center and semiconductor end markets and the operational impacts in the third quarter of 2025, partially offset by the exit of the SPS CapstoneTM product line.

For the nine months ended September 30, 2026, segment Adjusted EBITDA decreased by $41 million (or 43%) to $55 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 6%, compared with segment Adjusted EBITDA of $96 million and Adjusted EBITDA margin of 10% for the same period in 2025. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2026 were primarily attributable to lower volumes due to the exit of the SPS CapstoneTM product line, partially offset by growth in semiconductors, aerospace, electric vehicles and data centers.

The Chemours Company

Corporate and Unallocated Items

In addition to our reportable segments, we assign certain costs to “Corporate expenses”, which is presented separately in the segment reconciliation table below and in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements. Corporate expenses include certain legacy-related legal and environmental expenses, stock-based compensation expenses and other corporate costs, but exclude segment unallocated items (described below).

Corporate and Other costs were largely unchanged at $46 million for the three months ended September 30, 2026, compared with Corporate and Other costs of $45 million for the same period in 2025. Additionally, Corporate and Other costs decreased by $12 million (or 8%) to $136 million for the nine months ended September 30, 2026, compared with Corporate and Other costs of $148 million for the same period in 2025. The decrease in Corporate and Other costs for the nine months ended September 30, 2026 was primarily attributable to lower legacy legal spend and lower environmental reserve accruals in 2026, partially offset by a decrease in the MOU benefit.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Corporate expenses	$(46)	$(45)	$(136)	$(148)
Unallocated items:
Interest expense, net	(69)	(68)	(206)	(201)
Depreciation and amortization	(79)	(80)	(239)	(259)
Non-operating pension and other post-retirement employee benefit income	2	4	8	7
Exchange losses, net	(4)	(1)	(6)	(7)
Restructuring, asset-related, and other charges (Note 4 to the Interim Consolidated Financial Statements)	(3)	(4)	(19)	(31)
Inventory write-offs	—	(2)	—	(4)
Loss on extinguishment of debt (1)	—	—	(11)	—
Gain on sales of assets and business, net (2)	50	7	316	8
Transaction costs	—	—	(2)	(3)
Qualified spend recovery (3)	5	13	17	35
Litigation-related income (charges), net (4)	138	(8)	(106)	(301)
Environmental charges (5)	(18)	(13)	(168)	(73)
Corporate expenses and unallocated items	$(24)	$(197)	$(552)	$(977)
(1)
For the nine months ended September 30, 2026, loss on extinguishment of debt includes $11 million related to the partial early redemptions of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028, which is discussed in further detail in "Note 15 - Debt".
(2)
For three and nine months ended September 30, 2026, Gain on sales of assets and businesses, net, includes a $50 million and $316 million gain, respectively, on sale of assets related to the sale of ten parcels of land in Kuan Yin, Taiwan. Refer to “Note 10 – Property, Plant and Equipment" for further details.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".
(4)
For the three and nine months ended September 30, 2026, Litigation-related income (charges), net, includes $138 million of income and $96 million of charges related to PFOA and PFAS legal reserves and related cost sharing, including $150 million received by the Company related to the PFAS Insurance MOU. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(5)
For nine months ended September 30, 2026, Environmental charges include $136 million related to expanded off-site drinking water program requirements at Washington Works and Chambers Works pursuant to the 2026 Consent Decree, as well as the impact of the 2026 Consent Decree on other long-term OM&M projects at Washington Works. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility, receivable factoring facilities and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of November 2027.

At September 30, 2026, we had total unrestricted cash and cash equivalents of $698 million, of which $410 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of September 30, 2026 was $953 million, net of $47 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At September 30, 2026, we were in compliance with the applicable covenants under the Credit Agreement. Our revolving commitments are comprised of $780 million in revolving commitments that mature on May 2, 2030 and $220 million in revolving commitments that matured on October 7, 2026; in each case, subject to springing maturity provisions. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least November 2027.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the three months ended September 30, 2026 and 2025, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $102 million and $39 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. For the nine months ended September 30, 2026 and 2025, we accelerated the collection of $258 million and $265 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. See “Note 8 – Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

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

For the three and nine months ended September 30, 2026, the Company used €50 million (approximately $58 million) and €280 million (approximately $324 million) of cash, respectively, to pay down a portion of the outstanding tranche B-3 euro term loan due August 2028.

For the nine months ended September 30, 2026, we recognized a loss on extinguishments of debt of $11 million related to the partial early redemptions of the senior secured Euro term loan due August 2028, along with costs associated with early redemption of the senior unsecured notes due May 2027 and partial early redemption of the senior unsecured notes due November 2028.

As a result of the Company’s 2026 debt-related activity, anticipated annual interest expense is expected to decrease approximately $3 million. This expected annual interest expense reduction reflects the positive impact of repayments of the senior unsecured notes due May 2027, partial repayment of the senior unsecured notes due November 2028, pay down of a portion of the outstanding tranche B-3 euro term loan due August 2028, and the cross-currency swap of the senior unsecured notes, partially offset by the issuance of the 2034 Notes in March 2026. For further details, see “Note 15 – Debt” and "Note 20 - Financial Instruments" to the Interim Consolidated Financial Statements.

A substantial majority of the $410 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at September 30, 2026, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the nine months ended September 30, 2026, we received approximately $761 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At September 30, 2026, our consolidated balance sheets include $805 million for environmental remediation liabilities, of which $116 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $116 million, $47 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $1.1 billion is available after consideration for PFAS-related insurance recoveries and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, and the net present value, as agreed to with DuPont and Corteva of the North Carolina settlement payments, described further below. Any PFAS-related insurance recoveries, as received, increase the amount available under the MOU. The $1.1 billion available amount above reflects $170 million recovered to date but does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have remaining policy limits that total $625 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

The Chemours Company

•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. Pursuant to the terms of the PFAS Insurance Proceeds Memorandum of Understanding ("PFAS Insurance MOU"), the parties agreed to suspend the obligation of each of the parties to fund the $50 million MOU payments due by September 30, 2025. Additionally, also pursuant to the terms of the PFAS Insurance MOU, the parties agreed that future MOU funding requirements will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement. As a result of the North Carolina settlement reached and further understanding between the Company, DuPont, Corteva, and EID, all future contributions to the MOU escrow account are considered satisfied by the companies’ New Jersey and North Carolina settlement payments, including the $50 million escrow contribution that would have been due in September 2026. The Company used $50 million of restricted cash to fund part of the first New Jersey annual settlement payment during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company had $3 million and $52 million in the MOU escrow account, inclusive of interest, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets. The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU, including, as applicable, potential additional agreements to facilitate certain ongoing mediation or settlement discussions. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement was $45 million that was paid to the state in November 2025, and the remaining share of $10 million, was paid in April 2026, which represented our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, in January 2026, we contributed our portion of the supplemental payment to the State of Delaware for $13 million. In June 2025, EID and Chemours reached an agreement in principle to resolve the Hoosick Falls class action lawsuit. Our portion of the total settlement in accordance with the MOU is $13.5 million, of which, $11 million was paid in July 2026, and the remaining $2.5 million to be paid in five annual installments. In August 2025, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”), and the State of New Jersey agreed to a Judicial Consent Order (“JCO”) on terms consistent with the recommended settlement agreement. Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 million over a 25-year period. Following the first $100 million payment made in September 2026, our portion of the remaining scheduled annual settlement payments is $176 million as of September 30, 2026 on a net present value basis. In addition, concurrent with the JCO being finalized, the PFAS Insurance MOU with Corteva and DuPont was enacted. This resulted in Corteva and DuPont funding $150 million into an escrow account for the restricted purpose of funding the Company’s future New Jersey annual settlement payments. We expect that the remaining restricted cash received pursuant to the PFAS Insurance MOU will fully fund our New Jersey annual settlement payment obligations through at least 2030. In June 2026 we entered into an agreement with EPA, as well as the WVDEP, whereas we are expected to pay the EPA and WVDEP a $23 million civil penalty over a three-year period. We have accrued litigation of $553 million at September 30, 2026, of which $191 million is classified as current. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of November 2027. Our capital allocation strategy is aligned with our strategic priorities under Pathway to Thrive and commitment to balance sheet flexibility. Our capital allocation strategy seeks to (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Since its inception, the Company has consistently maintained a long practice of returning capital to its shareholders, which will remain a strategic priority going forward. On October 27, 2026, the Board of Directors of Chemours declared a quarterly cash dividend of $0.0875 per share on the Company's common stock for the fourth quarter of 2026. The dividend will be paid on December 15, 2026, to stockholders of record as of November 16, 2026.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Cash provided by operating activities	$263	$127
Cash provided by (used for) investing activities	188	(163)
Cash used for financing activities	(371)	(89)

Operating Activities

We generated $263 million in cash flows for our operating activities during the nine months ended September 30, 2026. Comparatively, we generated $127 million in cash flows for our operating activities during the nine months ended September 30, 2025. The increase in our operating cash inflows was primarily attributable to a reduced inventory balance as a result of our effort to optimize inventory levels and performance, timing of payments, as we paid for 2024 year-end plant turnaround activities and capital expenditure projects in 2025, and a cash inflow related to the PFAS Insurance MOU, net of the first annual New Jersey settlement payment in 2026.

Investing Activities

We generated $188 million in cash flows for our investing activities during the nine months ended September 30, 2026. Comparatively, we used $163 million in cash flows for our investing activities during the nine months ended September 30, 2025. The increase in our investing cash inflows was primarily attributable to $342 million in proceeds from sales of assets and business, primarily due to the net proceeds of the Kuan Yin land sale. This cash generation was partially offset by purchases of property, plant, and equipment of $144 million during the nine months ended September 30, 2026, compared to $168 million for the nine months ended September 30, 2025. The decrease in cash spending related to property, plant, and equipment is due to timing of payments, as there were more payments in 2025, partially offset by increased capital project spend incurred year-over-year.

Financing Activities

We used $371 million in cash flows for our financing activities during the nine months ended September 30, 2026 which was primarily attributable to our capital allocation activities, resulting in $1,028 million of debt repayments, $39 million of cash dividends, $8 million of payments on finance leases, $10 million of payments of debt issuance cost, $6 million of debt extinguishment payments and $2 million of payments related to tax withholdings on vested stock awards, partially offset by $700 million of proceeds from issuance of debt, $3 million of net proceeds from exercised stock options, $2 million of net proceeds in connection with one of our supplier financing programs and $17 million of proceeds from other financing activities.

We used $89 million in cash flows for our financing activities during the nine months ended September 30, 2025 which was primarily attributable to our capital allocation activities, resulting in $63 million of cash dividends, along with $24 million of net debt repayments.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at September 30, 2026 and December 31, 2025.

(Dollars in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$698	$670
Restricted cash and restricted cash equivalents	41	2
Accounts and notes receivable, net	922	679
Inventories	1,475	1,569
Prepaid expenses and other	82	80
Assets held for sale	1	1
Total current assets	$3,219	$3,001

Our restricted cash and restricted cash equivalents increased by $39 million (over 100%) to $41 million at September 30, 2026, compared with restricted cash and restricted cash equivalents of $2 million at December 31, 2025. This increase in our restricted cash and restricted cash equivalents at September 30, 2026 was primarily attributable to the PFAS Insurance MOU and the amounts in escrow related to expected New Jersey annual settlement payments due within the next year.

Our accounts and notes receivable, net increased by $243 million (or 36%) to $922 million at September 30, 2026, compared with accounts and notes receivable, net of $679 million at December 31, 2025. This increase in our accounts and notes receivable, net at September 30, 2026 was primarily attributable to higher net sales in the third quarter of 2026, as well as a higher value-added tax receivable and timing of collections, partially offset by collections through our Accounts Receivable Securitization facility.

Our inventories decreased by $94 million (or 6%) to $1.5 billion at September 30, 2026, compared with inventories of $1.6 billion at December 31, 2025. The decrease in our inventories at September 30, 2026 was primarily attributable to a decrease in finished goods inventories within our Thermal & Specialized Solutions segment to adjust after the 2025 fiscal year initial aftermarket channel fill associated with stationary technology AC transition under the U.S. AIM Act.

Our prepaid expenses and other was relatively flat at $82 million at September 30, 2026, compared with prepaid expenses and other of $80 million at December 31, 2025.

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2026 and December 31, 2025.

(Dollars in millions)	September 30, 2026	December 31, 2025
Accounts payable	$995	$954
Compensation and other employee-related costs	87	96
Short-term and current maturities of long-term debt	50	42
Current environmental remediation	116	88
Other accrued liabilities	529	506
Total current liabilities	$1,777	$1,686

Our accounts payable increased by $41 million (or 4%) to $995 million at September 30, 2026 compared with accounts payable of $954 million at December 31, 2025. The increase in our accounts payable at September 30, 2026 was primarily attributable to higher capital expenditures in the third quarter of 2026, compared to the fourth quarter of 2025, a higher value-added tax payable in the third quarter of 2026, compared to the fourth quarter of 2025, and higher raw material purchases to support higher sales, partially offset by lower corporate payables from credit card and legal vendors.

Our compensation and other employee-related costs decreased by $9 million (or 9%) to $87 million at September 30, 2026 compared with compensation and other employee-related costs of $96 million at December 31, 2025. The decrease in our compensation and other employee-related costs at September 30, 2026 was primarily attributable to lower annual incentive plan accruals and employee benefits accruals, partially offset by an increase in payroll accruals.

The Chemours Company

Our short-term and current maturities of long-term debt increased by $8 million (or 19%) to $50 million at September 30, 2026 compared with short-term and current maturities of long-term debt of $42 million at December 31, 2025. The increase in our short-term and current maturities of long-term debt was primarily attributable to insurance premium financing movement and supplier financing movement.

Our current environmental remediation increased by $28 million (or 32%) to $116 million at September 30, 2026 compared with current environmental remediation of $88 million at December 31, 2025. The increase in our current environmental remediation was primarily attributable to higher environmental remediation accruals. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details on environmental remediation.

Our other accrued liabilities increased by $23 million (or 5%) to $529 million at September 30, 2026 compared with other accrued liabilities of $506 million at December 31, 2025. The increase in our other accrued liabilities was primarily attributable to increases in accrued litigation, accrued other expense, asset retirement obligations, accrued interest and deferred credits. This was partially offset by a decrease in derivative instruments related to a cross currency swap, payments of customer discounts and rebates in the third quarter of 2026, a decrease to income tax payable and a decrease in guarantees.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At September 30, 2026 and December 31, 2025, our consolidated balance sheets include environmental remediation liabilities of $805 million and $618 million, respectively, relating to these matters, which, as discussed in further detail below, include $304 million and $320 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $710 million above the amount accrued at September 30, 2026. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2026 and December 31, 2025, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	September 30, 2026	December 31, 2025
Chambers Works, Deepwater, New Jersey	$120	$73
Dordrecht Works, Netherlands	28	30
Fayetteville Works, Fayetteville, North Carolina	304	320
Pompton Lakes, New Jersey	55	53
Washington Works, West Virginia	175	24
All other sites	123	118
Total environmental remediation	$805	$618

The five sites listed above represent 85% and 81% of our total accrued environmental remediation liabilities at September 30, 2026 and December 31, 2025, respectively. For these five sites, we expect to spend, in the aggregate, $227 million over the next three years. For all other sites, we expect to spend $63 million over the next three years.

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

Further, as a result of the expanded off-site drinking water program requirements at Washington Works and Chambers Works as referenced in Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, pursuant to the 2026 Consent Decree, we recognized additional environmental remediation reserves of $29 million in the second quarter of 2026 for Chamber Works, inclusive of $22 million that were included in Accrued Litigation liabilities as of December 31, 2025 that were reclassified to Accrued Environmental Remediation during the second quarter of 2026. As such, environmental remediation reserves for Chambers Works were $120 million as of September 30, 2026.

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

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $23 million and $26 million are included in the environmental remediation balance as of September 30, 2026 and December 31, 2025, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. While we do not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims, prior to the fourth quarter of 2025, we had not accrued for any amounts related to the fund. Although we believed a loss was probable and could be material, an amount of loss was not deemed estimable. In the fourth quarter of 2025, we, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework and based on the proposed framework, we consider a loss probable and reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, in the fourth quarter of 2025, we accrued an amount that did not materially affect results of operations for that period related to the potential fund which represented its 50% share of the total funding included in the settlement framework. In the second quarter of 2026, a revised settlement framework was proposed, and we updated our reserve for this matter, accruing an amount that did not materially affect results of operations for the period. The aggregate amount recorded in both the fourth quarter of 2025 and second quarter of 2026 remains accrued as of September 30, 2026.

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

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We filed a pro forma objection to the conditional fine. This procedure is on hold upon our request because of the pending permit application. We have piloted abatement technology and continue to implement such technology to reduce discharges below the conditional fine level. We have not recorded a liability for this matter at September 30, 2026 as we believe that we are operating in compliance with the applicable permitting and not subject to any conditional fines that the DCMR previously asserted it would raise. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

The Chemours Company

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, we made minor amendments to our F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company is reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by us in June 2025. We have submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. In June 2025 the European Commission also sent a compliance letter asserting that, based upon its 2024 reporting year submission, a quota exceedance occurred making it subject to a reduced quota allocation in the future and penalties. We responded to the compliance letter and on August 1, 2025 the European Commission sent a letter-decision imposing a 200% quota reduction penalty applicable in 2026. On October 9, 2025, we filed an application for annulment of such decision in the General Court of the European Union based upon the decision violating EU law and its principle of proportionality. We also filed for an interim action to suspend the August 1, 2025 decision and the court issued an order granting temporary relief whereby the quota reduction decision was suspended during the interim proceedings. In January 2026, the court issued an order dismissing the interim action and temporary suspension. The annulment matter is proceeding and a hearing has been set in November 2026. Based on available information, we do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $49 million and $24 million as of September 30, 2026 and December 31, 2025, respectively. The accrual increase was primarily driven by a change in estimate related to the Company's long-term operation, maintenance and monitoring ("OM&M") programs at Washington Works.

The Chemours Company

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit issued by the WVDEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WVDEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WVDEP issued an NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WVDEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent ("AOC") with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August 2023, we submitted an Alternatives Analysis and Implementation Plan ("AA&IP") consistent with the Administrative Order on Consent. In December 2024, EPA issued comments on the AA&IP, accepting certain provisions and rejecting other provisions of the plan. In December 2024, we submitted a revised NPDES permit application which includes abatement and other practices to substantially address the discharge exceedances subject to the AOC. In April 2025, we submitted a revised AA&IP in response to EPA comments and to conform with the revised NPDES permit application. The provisions of the AOC have been incorporated into the 2026 Consent Decree between the Company, EPA and West Virginia (see additional discussions under “Litigation and Other matters related to Fayetteville and other U.S. Advanced Performance Materials sites” in Note 17 – Commitments and Contingent Liabilities to the Interim Consolidated Financial Statements). We expect to make future capital and other operating-related expenditures at Washington Works in connection with the 2026 Consent Decree and permit application. In addition, we discharge treated wastewater and non-contact cooling water from a second perfluoroalkoxy (“PFA”) processing line pursuant to a separate NPDES permit. In April 2026, we submitted a modification to allow extension of the second PFA processing line NPDES permit while the site-wide NPDES permit renewal application continues to be evaluated. WVDEP granted the extension through December 2026. In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO-DA, under the NPDES permit held by the Chemours Washington Works facility, in which, Little Hocking intervened. West Virginia Rivers Coalition's claims have been dismissed with prejudice.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals that were related to this matter were included in Accrued Litigation and were $16 million as of December 31, 2025. These accruals were reclassified to Accrued Environmental Remediation during the second quarter of 2026. The 2026 Consent Decree between the Company, EPA and WVDEP incorporates and supersedes the requirements of the 2006 OC including lowering the allowed concentration level and expanding the parameter list by which alternative water supply will be offered (see additional discussions under "Leach Settlement" in Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.) As a result of these changes and pursuant to requirements of the 2026 Consent Decree, in addition to the amount noted above that was reclassified to Accrued Environmental Remediation, the Company recognized an increase to its environmental remediation reserve for the off-site drinking water program at Washington Works of $113 million in the second quarter of 2026. Inclusive of the off-site drinking water program reserves, environmental accruals related to Washington Works were $175 million and $24 million as of September 30, 2026 and December 31, 2025, respectively.

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

In 2021, we updated our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we signed a commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions. In May 2024, the SBTi approved Chemours’ near-term science-based emissions reduction targets which includes our 2030 goal of a 60% absolute reduction of Scope 1 and 2 emissions and 25% per ton of product reduction in our Scope 3 emissions intensity. Beyond the progress we have made reducing our operational footprint through Scope 1 and 2 reductions, the reduction of our Scope 3 emissions will enable us to partner with our suppliers to further improve our product carbon footprint by reducing upstream emissions, as well as reduce downstream emissions through the ongoing adoption of low carbon solutions enabled by Chemours innovation like our Opteon™ portfolio of low global warming potential refrigerants.

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

In our Titanium Technologies business, our Ti-Pure™ Sustainability product series is designed to advance our customers’ sustainability goals. The product series includes enhanced product sustainability designations—including climate impact and resource efficiency. Going forward, our product portfolio will continue to be centered on the evolving needs of our customers.

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

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings were held in 2025. In August 2025, the five national authorities reviewed over 5,600 comments from the 2023 consultation and updated their original restriction proposal. This revised version, called the Background Document, is now the basis for ECHA’s committee opinions and includes alternative restriction options instead of a full ban or a ban with time-limited derogations for certain applications. In March 2026, RAC adopted its final opinion and SEAC issued its draft opinion. A 60-day consultation period on the SEAC opinion was completed on May 25, 2026. ECHA final opinions are expected later in 2026, concluding the regulatory process. The European Commission will determine the scope and implementation of the REACH restriction. The estimated earliest entry into force of restrictions is 2027, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") restriction process.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2026, we had 8 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $144 million, the fair value of which amounted to less than negative $1 million. At December 31, 2025, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170 million, the fair value of which amounted to less than $1 million. We recognized net losses of $2 million and $8 million for the three and nine months ended September 30, 2026, respectively, and net losses of $2 million and $3 million for the three and nine months ended September 30, 2025, respectively, in other income (expense), net.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2026, we had 173 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $196 million, the fair value of which amounted to $4 million. At December 31, 2025, we had 170 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax gain of $1 million and a pre-tax gain of $7 million for the three and nine months ended September 30, 2026, respectively, and pre-tax gain of $2 million and a pre-tax loss of $16 million for the three and nine months ended September 30, 2025, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2026, $1 million of gain and $5 million of loss were reclassified to the COGS from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2025, $2 million of losses and $3 million of gains were reclassified to the COGS from accumulated other comprehensive loss, respectively.

On June 4, 2026, we entered into a foreign currency forward contract with a gross notional U.S. dollar equivalent of $145 million that we designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of our TWD-denominated subsidiary. We recognized a pre-tax gain of $2 million and $3 million for the three and nine months ended September 30, 2026, respectively, on our foreign currency borrowing net investment hedge within accumulated other comprehensive loss. This instrument is accounted for under the spot method. The Company recorded expense due to forward points which are excluded from the hedging relationship of less than $1 and $1 for the three and nine months ended September 30, 2026, respectively, within Other Income. The instrument matured and was settled in July 2026.

The Chemours Company

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $2 million and $11 million for the three and nine months ended September 30, 2026, respectively, on our net investment hedge within accumulated other comprehensive loss. The balances in AOCI associated with the foreign currency borrowings designated as a net investment hedge will remain in AOCI and will only be reclassified into earnings if and when the net investments in our European subsidiaries are sold or substantially sold. No amounts were reclassified from accumulated other comprehensive loss for our net investment hedges during the three and nine months ended September 30, 2026 and 2025, respectively.

Beginning on June 2, 2026, and ending on July 17, 2026, the Company de-designated €100 million of foreign currency borrowings from net investment hedge accounting. As a result of this de-designation, we recognized a pre-tax loss of less than $1 million and pre-tax gain of $2 million for the three and nine months ended September 30, 2026, respectively, in other income (expense), net. Concurrently with this de-designation, we entered into an off-setting foreign currency forward contract on June 2, 2026 with a total notional amount of €100 million that was designated as a fair value hedge with changes in fair value recognized within other income (expense), net. We recognized a pre-tax gain of less than $1 million and pre-tax loss of $2 million for the three and nine months ended September 30, 2026, respectively, on our foreign currency forward contract within other income (expense), net. The instrument matured and was settled in July 2026.

In August 2026, the Company de-designated €100 million of foreign currency borrowings from net investment hedge accounting in an effort to allow the hedging relationship to remain highly effective. As a result of this de-designation, the Company recognized a pre-tax loss of $3 million for the three months ended September 30, 2026 in other income (expense), net.

On September 1, 2026, the Company designated all foreign currency borrowings as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to $43 million and $59 million at September 30, 2026 and December 31, 2025, respectively. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax gain of $5 million and $16 million for the three and nine months ended September 30, 2026 on our cross-currency swap within accumulated other comprehensive loss, respectively. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the three and nine months ended September 30, 2026. In June 2026, we entered into a cross-currency swap to effectively convert an additional $349 million of USD senior unsecured notes into a euro-denominated borrowing of €300 million at prevailing euro interest rates, maturing on March 15, 2031. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax gain of $3 and $4 million for the three and nine months ended September 30, 2026 on this cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for this cross-currency swap for the three and nine months ended September 30, 2026.

Interest Rate Risk

We entered into interest rate swaps to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate, as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At September 30, 2026 and December 31, 2025, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative less than $1 million and negative $3 million, respectively. We recognized pre-tax loss of less than $1 million and no amount of pre-tax gain/loss for the three and nine months ended September 30, 2026, respectively, within accumulated other comprehensive loss. We recognized a pre-tax gain of less than $1 million and a pre-tax loss of $1 million for the three and nine months ended September 30, 2025, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2026, $1 million and $2 million of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2025 less than $1 million and $1 million of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Chemours Company

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

This Item 4 should be read in conjunction with our Form 10-K/A filed on November 3, 2026, including item 9A and the Explanatory Note. We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosures.

As of September 30, 2026, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Chemours Company

Our costs to comply with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of emission control equipment, or additional costs associated with emissions control equipment. Additionally, to the extent these laws, regulations and restrictions are not stringently imposed in the countries in which our competitors operate, our competitors could gain cost or other competitive advantages. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future. Refer to “Environmental Matters” within Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023. The restriction dossier is being reviewed by the ECHA RAC and SEAC including comments received during the public comment period. The RAC has completed their evaluation and SEAC is expected to complete its scientific evaluation by the end of 2026. Following ECHA’s scientific opinion, the European Commission will develop a restriction proposal for consideration by Member States. The estimated earliest entry into force of restrictions is 2028, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

The Chemours Company

In January 2024, the European Council adopted a regulation supporting the phase down of hydrofluorocarbons (“HFC”) by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in select applications. The new regulation entered into force on March 11, 2024, and includes both reviews and exemptions. No later than January 1, 2030, the European Commission will publish a report on the effects of the regulation and whether the bans are upheld based on technical feasibility and socioeconomic impact of alternatives. Also in 2024, Regulation (EU) 2024/573 was published and became effective, with a later implementing regulation ((EU) 2024/2473), that changed rules governing F-Gas reporting and quota consumption. In preparing our 2024 F-Gas reporting submissions, we encountered uncertainty on how to report due to impacts from the implementation of the new regulation in the reporting portal as well as technical challenges associated therewith. We raised these reporting concerns with the competent authorities and resources and are continuing to evaluate the potential impact of these new F-Gas reporting and quota consumption regulations on us.

In March 2024, ECHA published a registration update for trifluoroacetic acid (“TFA”). This update includes a self-classification, by TFA registrants, of a Category 2 Reproductive toxicant. BAuA, the German competent authority responsible for REACH and the CLP regulation in Germany, submitted a dossier to ECHA proposing to harmonize the hazard classification of TFA. In May 2025, ECHA launched a 60-day public consultation period on the CLH proposal for TFA which included updates to its hazard classification for reproductive toxicity, newly proposed as a category 1B, and introduced a PMT/vPvM (Persistent, Mobile and Toxic/very Persistent and very Mobile) classification. In June 2026, ECHA’s RAC completed its scientific review and adopted an opinion recommending that TFA be classified as Reproductive Toxicity Category 1B, and as a PMT/vPvM substance under the EU CLP regulation. The recommendation is under consideration by the EU Commission and is not yet legally effective. If the Commission adopts the decision and amends Annex VI of the CLP Regulation, the changes become legally binding across the EU after a transition period. In July 2026, the European Food Safety Authority published its updated scientific assessment of TFA. The revised guidance lowered the acceptable daily intake from its previous guidance and established a new acute reference dose. The impacts of these various restrictions, and regulatory measures and guidance in the EU as noted above, individually and in the aggregate, could lead to material adverse effects on our results of operations, financial condition, and cash flows.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCLs) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4 ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10 ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, we, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court, and was completed in March 2026, and a hearing was held in September 2026 on the review petitions. EPA has commenced the rulemaking process to rescind the Index PFAS portions of the 2024 MCLs regulation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no share repurchases during the three months ended September 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

Insider Trading Arrangements.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026.

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

10.1*

Settlement Agreement, dated September 9, 2026, by and among The Chemours Company, DuPont de Nemours, Inc., Corteva, Inc., EIDP, Inc. and certain other parties set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2026).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, which has been formatted in Inline XBRL and included within Exhibit 101.

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

THE CHEMOURS COMPANY
(Registrant)

Date:	November 5, 2026

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)